Form 10QSB
period 2007-06-30
Sunrise Mining CORP
filed 2007-08-02
CIK 1394130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
EXCHANGE ACT

Commission File Number: 0-52518

SUNRISE MINING CORPORATION
Exact name of small business issuer as specified in its charter

NEVADA	20-8051714
(State or other jurisdiction of	I.R.S. Employer
incorporation or organization)	Identification No.

1108 W. Valley Blvd, STE 6-399
Alhambra, CA 91803
(Address of principal executive offices)

(626) 407-2618
Issuer's telephone number

Check whether the registrant (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 100,000 shares as of August 1, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SUNRISE MINING CORPORATION

INDEX

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements:

Condensed Consolidated Balance Sheet as of June 30, 2007 (unaudited)	4

Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2007 and 2006, and from inception to June 30, 2007 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2007 and 2006 and from inception to June 30, 2007 (unaudited)	6

Condensed Notes to the Condensed Consolidated Financial Statements (unaudited)	7

Item 2 Management's Discussion and Analysis or Plan of Operations	12

Item 3 Controls and Procedures	13

PART II OTHER INFORMATION

Item 1 Legal Proceedings	14

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3 Defaults upon Senior Securities	14

Item 4 Submission of Matters to a Vote of Security Holders	14

Item 5 Other Information	14

Item 6 Exhibits and Reports on Form 8-K	14

Signatures	15

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

SUNRISE MINING CORPORATION
(A MINING EXPLORATION COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007 (Unaudited)

June 30,
2007
ASSETS:
Current assets:
Cash	-

Total current assets	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable	$31,643
Advance from company officers	37,624

Total current liabilities	69,267

TOTAL LIABILITIES	69,267

Stockholders' Deficit:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, 10,000,000 issued and outstanding at June 30, 2007	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized, 100,000 issued and outstanding at June 30, 2007	100
Additional paid-in capital	35,364
Accumulated deficit	(114,731)

Total Stockholders' Deficit	(69,267)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-

The accompanying notes are an integral part of these financial statements.

SUNRISE MINING CORPORATION
(A MINING EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AS OF JUNE 30, 2007 (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,		October 25, 2005 (Inception) to June 30,
	2007	2006	2007	2006	2007
Revenue:

Total Revenue	$-	$-	$-	$-	$-

Expenses:
Exploration costs	-	-	19,407	1,956	37,426
General and administrative expenses	24,764	18,130	49,860	24,183	77,305

Total Operating Expenses	24,764	18,130	69,267	26,139	114,731

Net Loss	$(24,764)	$(18,130)	$(69,267)	$(26,139)	$(114,731)

Net Income(Loss) per Common Share - Basic and Diluted	$(0.25)	$(0.18)	$(0.69)	$(0.26)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	100,000	100,000	100,000	100,000

The accompanying notes are an integral part of these financial statements.

SUNRISE MINING CORPORATION
(A MINING EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
AS OF JUNE 30, 2007 (Unaudited)

			October 25, 2005
	Nine Months Ended		(Inception) to
	March 31		June 30,
	2007	2006	2007
Cash Flows from Operating Activities:
Net Loss	$(69,267)	$(26,139)	$(114,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services and compensation	-	-
Deprecation	-	-	-
(Increase) decrease in prepaid expenses	-	-	-
Increase (decrease) in accounts payable	31,643	-	31,643

Net Cash Flows Used by Operations	(37,624)	(26,139)	(83,088)

Cash Flows from Investing Activities:
Disposal of fixed assets	-	-	-
Purchase of assets	-	-	-

Net Cash Flows Used for Investing Activities	-	-	-

Cash Flows from Financing Activities:
Stocks issued for services and expenses	-	26,139	45,464
Advance from company officer	37,624	-	37,624
Proceeds from notes payable	-	-	-

Net Cash Flows Provided by Financing Activities	37,624	26,139	83,088

Net Increase (Decrease) in Cash	-	-	-

Cash and cash equivalents - Beginning of period	-	-	-

Cash and cash equivalents - End of period	$-	$-	$-

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SUNRISE MINING CORPORATION
(A Mining Exploration Company)
Notes To Condensed Consolidated Financial Statements

June 30, 2007
(Unaudited)

Note 1 - General

Inclusion of Unaudited Financial Information

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months and nine months ended June 30, 2007 are not necessarily indicative of the results expected for the full year. The accompanying condensed financial statements should be read in conjunction with the audited financial statements at September 30, 2006 included in the Company annual report.

Nature of Business

Sunrise Mining Corporation (the "Company") was incorporated on October 25, 2005 under the laws of the State of Nevada. The Company is a mining resource company focused on the exploration and advancement of premium base and precious metal assets, primarily in Mongolia. Currently, the Company has two properties in Mongolia whereon it has options to earn 100% of the mineral rights and to purchase the royalties outright. These two properties were transferred to the Company from its parent, Magnum D’Or Resources Inc., in October 2005.

During December 2006, the parent of Sunrise formed Oriental Magnum, Inc. (“Oriental”) in Mongolia. Subsequent to Oriental’s incorporation, the parent of Sunrise transferred the titles for both the Khul Morit license and the Shandi license to the name of Oriental in January 2007.

The Company's fiscal year end is September 30.

Note 2 - Summary of Significant Accounting Policies:

Basis of Presentation - Mining Exploration Company

The Company has not earned any revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of an "Exploration Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a mining exploration company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows are summarized below.

Foreign Currency Adjustments

The Company's functional currency for all operations worldwide is the U.S. dollar. Non-monetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

Mining Exploration Costs

In accordance with the views expressed by the U.S. Securities and Exchange Commission in "Current Accounting and Disclosure Issues in the Extractive Industry", the Company expenses mining exploration costs as they are incurred.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse

Net Earning (Loss) Per Share

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect would be anti-dilutive.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued charges is considered to be representative of its fair value because of the short-term nature of this financial instrument.

Recently Issued Accounting Standards

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company’s financial statements.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS No. 156”). This Statement is effective for fiscal years beginning after September 15, 2006. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement has no current applicability to the Company’s financial statements.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 is not expected to have any impact on Sunrise’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 became effective beginning October 1, 2006, and its adoption had no material impact on the Company’s financial position, results of operations, or cash flows.

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of June 30, 2007, the Company's net loss is $69,267. The Company also has a $69,267 working capital deficit as of June 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern will be dependant upon management or outside funding. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Income Taxes

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses from inception.

At June 30, 2007, the Company had US net operating loss carryforwards of approximately $69,267 for federal income tax purposes.

Deferred tax assets and liabilities are comprised of the following as of June 30, 2007:

Deferred income tax assets:

Tax effect of net operating loss carryforward	$39,000
Valuation allowance	(39,000)
Net deferred tax asset	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of June 30, 2007, the Company had net operating loss carryforward of approximately $69,267 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income will expire in 2026. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

A reconciliation of the difference between the expected tax benefit at the U.S. federal statutory rate and the Company's of effective tax benefit for the period ended June 30, 2007

Expected benefit	$23,551
(23,551)
Less increase in vacation allowance	$-

Note 4 - Share Capital

In October 2005, the Company issued 100,000 shares of common stock to Magnum D’Or Resources Inc., its parent company in exchange for the assignment of the Magnum’s leases, certain costs and expenses incurred and paid by Magnum on its behalf and its spin-off from its parent to act as a separate entity. These shares will be cancelled upon the spin-off of Sunrise.

On September 27, 2006, the Company amended its Article of Incorporation to increase its total authorized shares of stock from ten million (10,000,000) to two hundred million (200,000,000), par value at ($.001) per share divided into two (2) classes of stock as follows:

(A) Non-assessable Common Stock: One Hundred Ninety Million (190,000,000) shares of Common Stock, par value One Mill ($0.001) per share and

(B) Preferred Stock: Ten Million (10,000,000) shares of Preferred Stock, par value One Mill ($0.001) per share.

The Common shares of Sunrise Mining Corporation shall have one (1) vote per share. The Preferred shares of Sunrise Mining Corporation shall have twenty (20) votes per share. The Preferred shares are not convertible into common shares and have no preferred dividends.

On January 15, 2007, Sunrise issued 10,000,000 shares of its Preferred Stock to Magnum D'OR Resources Inc, who in turn transferred these shares to former Magnum preferred shareholder ("Sunrise Lighting Holdings Limited") at the date it was spun off from Magnum.

Note 5 - Related Party Transactions

During the nine month period ended June 30, 2007, Mr. Xuguang Sun and Mr. Shaojun Sun, current directors and officers of the Company, have advanced $37,624 to pay all expenses charged by professionals and costs incurred to change the titles of the Khul Morit and Shandi licenses back to the name of Oriental Magnum Inc, a wholly owned subsidiary of the Company. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Note 6 - Other Commitments

On December 7, 2006, the Company retained the services of Gobi Exploration LLC for the re-logging of all cores and necessary research work in porphyry-copper-gold systems with the assistance of additional experienced geologists. The Company has received a comprehensive report on what has been discovered at Khul Morit property, what is the possible mineralization model there and the recommendation for the next stage of exploration. The cost for this work was $5,000.

Note 7 - New Mineral Laws in Mongolia

In April 2006, there were some mass protests against the Mongolian government’s granting of mineral concessions to North American firms, and the Mongolian government has amended the mineral laws by imposing the “Winfall profits” tax on mining and increasing the license maintenance fees.

"Windfall profits" tax

The Mongolian state on May 12, 2006, imposed what it is called a "windfall profits" tax on mining carried out in that country. The law constitutes a 68% tax on profits from mineral sales when the copper and gold price are above US$1.18 per pound and US$500 per ounce respectively. The new tax has caused a lot of investor concerns and is destroying investment in Mongolia's mining industry

Higher license maintenance fees

The annual license fees and the license transfer fees in Mongolia have increased substantially during 2006. In addition, the new minerals law in Mongolia requires an exploration license holder to expend at least $.50 per hectare annually in exploration expenses in order to renew a mining exploration license.

The new mineral laws, effective in August 2006, also required any exploration or mining license that was under an individual name be changed to the name of a company within 6 months.

The recent political and mining law changes in Mongolia have made future mining operations less profitable.

Note 8 - Spin-Off of Mining Operations

On December 19, 2006, the parent of Sunrise Mining Corporation approved the spin-off of its mining operations. This spin-off had not taken place as of June 30, 2007.

Note 9 - Changes of Exploration Licenses

In January 29, 2007, the Company changed the Khul Morit Exploration License from its former license holder (“Khulan Choilon”) to the name of Oriental Magnum Inc., a wholly owned subsidiary of the Company.

In January 29, 2007, the Company changed the Shandi Exploration License from its former license holder (“Timursukh Oidov”) to the name of Oriental Magnum Inc., a newly formed wholly owned subsidiary of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition or Results of Operations

Forward-looking Information

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

General

The following discussion and analysis summarizes the results of operations of Sunrise Mining Corporation, Inc. (the "Sunrise" or "we").

Sunrise is a mining exploration company that currently holds two properties in Mongolia. Sunrise currently focuses its resources primarily on the development and financing of its two Mongolian properties. At present, none of its properties are in production and, consequently, it has no current operating income

Overview

Sunrise owns a 100% ownership interest in a prospective copper/gold mining property called the Khul Morit property (Exploration License No. 6283x) located in south central Mongolia that consists of approximately 494 hectares.

Sunrise also owns a 100% ownership interest in another prospective copper-gold mining property called the Shandi property (Exploration License No. 10528) located in southeastern Mongolia.

Political Environment

In April 2006, there were mass protests against the Mongolian government’s granting of mineral concessions to North American firms, and the Mongolian government has amended its mining laws. The political situation in Mongolia had once deteriorated to the point that management believed that it would be better for us to hold onto our mining investments until everything was clear. The political environment in Mongolia has improved recently, and management of Sunrise is considering whether or not to proceed with its exploration program on the Khul Morit property.

"Windfall profits" tax

The Mongolian government, on May 12, 2006, imposed what it is called a "windfall profits" tax on mining carried out in that country. The law constitutes a 68% tax on profits from mineral sales when copper and gold price are above US$1.18 per pound and US $500 per ounce, respectively. The new tax has caused significant investor concerns and is inhibiting investment in Mongolia's mining industry.

Given the recent political and mining law changes in Mongolia, we presently believe it would be in our best interests to ensure our investments in Mongolia are secure before a further exploration program can be carried on.

Any additional evaluation test drilling at the Kohl Morit property or at the Shandi property will require substantial capital expenditures to determine the scope of their copper and gold reserves and to evaluate their commercial viability. Sunrise does not have the necessary capital to conduct additional test drilling to fully evaluate these mining properties at this time. Management plans to raise funds and proceed with next phase exploration program on the Khul Morit property, however, there is no assurance that investment funds will be made available to Sunrise.

Results of Operations

Comparison of the three months ended June 30, 2007 and 2006

For the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006, Sunrise had a net loss of $24,764 and $18,130, respectively, an increase of approximately 36.59%. This increase was mainly due to an increase in professional fees.

Mining exploration costs were $0 during the three month period ended June 30, 2007 and the comparable period in 2006 because there was no exploration activity going on during those periods.

General and administrative expenses increased 36.59% to $24,764 during the three month period ended June 30, 2007 as compared to $18,130 for the comparable period in 2006. This increase was mainly due to an increase in professional fees.

Comparison of the nine months ended June 30, 2007 and 2006

For the nine month period ended June 30, 2007 compared to the nine month period ended June 30, 2006, Sunrise had a net loss of $69,267 and $26,139, respectively, an increase of approximately 164.99%. This increase was mainly due to an increase in professional fees as well as costs incurred on transferring the Khul Morit and Shandi licenses to the name of Oriental Magnum Inc, a wholly owned subsidiary of the Company

Mining exploration costs increased to $19,407 during the nine month period ended June 30, 2007 as compared to $1,956 for the comparable period in 2006. The $19,407 exploration cost includes (1) fees charged by Gobi Exploration LLC for their re-logging and assaying of the Khul Morit cores, and their preparation of the Khul Morit exploration report written in Mongolian which was required by the Mongolia government; (2) fees and taxes paid to the Mongolia government for changing the titles of the Khul Morit and Shandi licenses to Oriental Magnum Inc.; (3) fees paid to Mr. Timursukh Oidov to acquire the remaining 40% ownership interest previously retained by him in the Shandi property.

General and administrative expenses increased 106.18% to $49,860 during the nine month period ended June 30, 2007 as compared to $24,183 for the comparable period in 2006. The increase was due primarily to more fees charged by professionals and expenses on transferring the Khul Morit and Shandi licenses to the name of Oriental Magnum Inc, a wholly owned subsidiary of the Company.

Liquidity and Capital Resources

At June 30, 2007, Sunrise had current assets of $0, working capital deficit of $69,267, and had $37,624 of net cash used by operations during the nine month period ended June 30, 2007.

Mr. Xuguang Sun and Mr. Shaojun Sun, current directors and officers of the Company, have advanced $37,624 to pay expenses for the spin-off of Sunrise Mining Corporation and costs incurred to change the titles of the Khul Morit and Shandi licenses to the name of Oriental Magnum Inc, a wholly owned subsidiary of the Company.

Sunrise must rely on corporate officers, directors and outside investors in order to meet its budget for further exploration. If Sunrise is unable to obtain financing from any of one of these aforementioned sources, Sunrise would not be able to complete the financial obligation regarding the exploration and development of its Mongolian properties or to continue as a going concern.

Management is currently looking for the capital to complete our corporate objectives. In addition, we may engage in joint mining activities with other companies. Sunrise cannot predict the extent to which its liquidity and capital resources will be diminished prior to the consummation of a business acquisition or whether its capital will be further depleted by its operating losses. Sunrise has not engaged in discussions concerning potential business combinations.

Limited commitments to provide additional funds have been made by management and other shareholders. We cannot provide any assurance that any additional funds will be made available on acceptable terms or at all.

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007, have concluded that, as of June 30, 2007 (the “Evaluation Date”), the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under that Act. There were no changes in the Company’s internal controls during the period or in other factors that could affect the internal controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION
Item 1 Legal Proceedings

N/A

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3 Defaults Upon Senior Securities

N/A

Item 4 Submission of Matters to a Vote of Security Holders

N/A

Item 5 Other Information

N/A

Item 6 Exhibits

Exhibit Number, Name and/or Identification of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 1, 2007	Sunrise Mining Corporation

	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President