Form 10QSB/A
period 2007-06-30
Sunrise Mining CORP
filed 2007-10-09
CIK 1394130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A

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

(626) 407-2618
Issuer's telephone number

Check whether the registrant (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

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

EXPLANATION

Sunrise Mining Corporation has amended its Form 10-QSB for the period ended June 30, 2007, to amend its cover page by adding a statement on the cover page to indicate that it is not a shell company as defined by Rule 12b-2 of the Exchange Act that was inadvertently omitted.

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

October 8, 2007	Sunrise Mining Corporation

	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President