Form 10QSB/A
period 2007-06-30
Sunrise Mining CORP
filed 2007-10-22
CIK 1394130

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

EXPLANATORY NOTE

Sunrise Mining Corporation has amended its Form 10-QSB for the period ended June 30, 2007 previously filed, to amend its cover page by revising a statement on the cover page to indicate that it is a shell company as defined by Rule 12b-2 of the Exchange Act.

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

October 19, 2007	Sunrise Mining Corporation

	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President