Form 10QSB/A
period 2007-06-30
Sunrise Mining CORP
filed 2007-11-08
CIK 1394130

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,785,090 shares as of November 08, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

    Subsequent to the filing of the Form 10-QSB of the Company for the period ended June 30, 2007, the Company completed its spin-off as a former subsidiary of Magnum D’Or Resources, Inc. (“Magnum”) on September 20, 2007, the Company: (i) cancelled the 100,000 shares of common stock of the Company previously owned by Magnum and issued 5,785,090 shares of the Company’s common stock to the shareholders of record of Magnum as of January 23, 2007.  As a result, the Company has amended the cover page of this Form 10-QSB/A to reflect 5,785,090 outstanding shares of the Company’s common stock as of the latest practicable date.

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

November 08, 2007	Sunrise Mining Corporation

	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President