Form 10KSB
period 2007-09-30
Sunrise Mining CORP
filed 2007-12-21
CIK 1394130

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-KSB

☒ANNUAL REPORT UNDER 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2007

☐TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file Number: 0-52518

SUNRISE MINING CORPORATION
Exact name of small business issuer as specified in its charter

Nevada	20 - 8051714
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

1108 W. Valley Blvd, STE 6-399
Alhambra, CA 91803 United States
(Address of principal executive offices)

(626) 407-2618
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Title of each exchange on which registered

N/A	N/A

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

State issuer's revenues for its most recent fiscal year: $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,316,168 as of December 20, 2007.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,185,090 shares of Common Stock as of December 20, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

Sunrise Mining Corporation ("Sunrise") is a mining exploration company. Sunrise is engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover. Presently, we own a 100% interest in one mineral claim that is located in Mongolia. There is no assurance that a commercially viable mineral deposit exists on this property.

Background

Sunrise was incorporated on October 25, 2005, in the State of Nevada as a wholly owned subsidiary of Magnum d'Or Resources, Inc. ("Magnum"), a publicly traded registered public company (trading symbol MDOR), that is traded on the NASD Electronic Bulletin Board over-the-counter market (OTC-BB). On October 25, 2005, Magnum transferred all of its mining rights and options to acquire mining claims in Mongolia to Sunrise which comprised substantially all of the assets of Magnum. Sunrise continued the exploration program of Magnum in Mongolia and earned the right to exercise the options on its mining claims and to obtain a 100% ownership interest in its two mining claims called the Khul Morit property and the Shandi property. On December 15, 2006, Sunrise incorporated a wholly owned subsidiary called Oriental Magnum Inc. in Mongolia to hold the title of its mining claims. On September 20, 2007, Sunrise completed its spin-off from Magnum to Magnum's stockholders of record on January 23, 2007. On September 28, 2007, Sunrise decided not to renew its Shandi license for business reason.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Sunrise has completed the initial phases of exploration on its Khul Morit property. Sunrise will make a decision as to whether or not we will proceed with each successive phase based upon the analysis of the results of that exploration program. Our directors will make this decision based primarily upon the recommendations of the independent geologist who conducts the program and records the results and upon the availability of financing for each property.

Our plan of operation is to continue exploration work in order to ascertain whether it possesses economic quantities of gold, copper, molybdenum, silver, or other metals. There can be no assurance that an economic mineral deposit exists on the property until appropriate exploration work is fully completed.

Even if the Company completes our proposed exploration programs on a property and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Khul Morit Mining Claim

Sunrise owns a 100% ownership interest in a prospective copper/gold mining property called the Khul Morit property (Mongolia Exploration License No. 6283x) located in south central Mongolia that consists of approximately 494 hectares.

The Khul Morit property was originally acquired by Magnum from Ms. Khulan Choilon through an option agreement dated December 8, 2003, in exchange for $25,000, 2,000,000 shares of the common stock of Magnum, and a commitment to expend $100,000 in exploration work. Ms. Choilon retained a 1.5% net smelter royalty interest in the production from the property. Until the obligations of Magnum were fulfilled, the license to the Khul Morit property was held by Khulan Choilon. The license was transferred and renewed in January 2007 and is presently held in the name of Oriental Magnum, Inc, a wholly owned subsidiary of the Company.

 In August 2007, Sunrise successfully renewed the exploration licenses for its Khul Morit property (license number "6283")

The principal exploration program of Sunrise at its Khul Morit property has been the drilling of nine exploration holes conducted by Rio Minerals Limited of Vancouver, Canada. Hole No. 4 cut 33 meters (108 feet) which assayed an average grading of 1.74% copper. A 27 meter section of this hole, at approximately 88 feet, assayed at 2.09% copper at a depth of 29 meters to 56 meters The highest core sample assay was 6.59% copper. Sunrise believes that these assay statistics justify further drill hole in the area of Hole No. 4 to determine the scope of this copper deposit. Mr. Gregory R. Thompson of Rio Minerals Limited, a consulting geologist of Sunrise, has recommended that further drilling be carried out around this tourmaline breccia body to determine the extent of the copper mineralization within the core of the breccia based upon the assay results of the exploration holes.

Mongolia Exploration Plans

Sunrise intends to continue its exploration work at its Khul Morit property in Mongolia, subject to its ability to raise capital through equity and possible debt financing to pay the costs of drilling additional exploratory holes and geological and assay analysis of the results of such drilling activity.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Mongolia.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

·	Water discharge will have to meet water standards;

·	Dust generation will have to be minimal or otherwise re-medicated;

·	Dumping of material on the surface will have to be re-contoured and re-vegetated;

·	An assessment of all material to be left on the surface will need to be environmentally benign;

·	Ground water will have to be monitored for any potential contaminants;

·	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

·	There will have to be an impact report of the work on the local fauna and flora.

Research and Development Expenditures

Sunrise has incurred research or development expenditures since our incorporation through the end of 2007. Since the close of the fiscal year ended September 30, 2006, Sunrise retained the services of Gobi Exploration LLC, a local exploration company in Mongolia, for the re-logging of all cores and necessary research work in porphyry-copper-gold systems with the assistance of additional experienced geologists. Sunrise has received a comprehensive report on what has been discovered at Khul Morit property, its possible mineralization model, and the recommendation for the next stage of exploration. The cost for this work was $5,000.

Employees

Sunrise is presently a mining exploration company with two employees.

Officers devote only such time to the affairs of the Company as they deem appropriate. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses to acquire. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

Change of Control

After Sunrise Mining Corporation (the "Company"), a former wholly owned subsidiary of Magnum D'OR Resources, Inc. ("Magnum"), completed its spin-off from Magnum to Magnum's stockholders of record on January 23, 2007.  The 100,000 shares of common stock of the Company previously owned by Magnum were cancelled, and the Company issued 5,785,090 shares of its common stock to Magnum's stockholders of record on January 23, 2007.  The Company now is an independent exploration stage mining company.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

RISK FACTORS

We have not commenced mining production, thus we face a high degree of risk.

We do not own any producing properties nor own right to any properties that have proven reserves of commercially viable quantities of valuable metals. Accordingly, we have no way to evaluate the likelihood that our business will be successful. Since our incorporation, we have been involved primarily in organizational activities, cursory exploration of the mining properties and due diligence on potential acquisitions of producing mineral properties in Mongolia. We have not earned any revenues since our inception. Shareholders should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will continue to incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the mining property and the production of minerals from the claims, or if we are unable to acquire producing properties, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide shareholder with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because the speculative nature of exploration of mining properties, it is unlikely that we will discover a mineral deposit on the undeveloped mining claims.

The search for valuable minerals as a business involves substantial risks. It has not been determined whether our undeveloped mineral claim contains any economic mineralization or reserves of gold or copper or any other minerals. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, which is likely, we will be unable to generate any revenues from operations and will be unable to successfully complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.

If we become subject to burdensome government regulations or other legal uncertainties, our cost of conducting exploration could increase substantially.

There are several governmental regulations that materially restrict mineral property exploration and development. Under Mongolia mining law, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws do not affect our current exploration plans, if we proceed to commence additional drilling operations on the undeveloped mining claims, we will incur regulatory compliance costs. In addition, the legal and regulatory environment that pertains to the exploration of mineral properties is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for ore deposits. The growth of demand for certain minerals may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. For example, foreign ownership laws that are applicable in certain business sectors could be applied to mineral property ownership, or laws relating to national parks could be applied to the mining claims in Mongolia if current park boundaries are expanded. Current Mongolia foreign ownership laws require government approval of any ownership transfers to foreign individuals and corporations. If such laws are changed regarding mineral property ownership, we may be prevented from holding title to mineral claims located in Mongolia because we are incorporated in the United States. Any new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

The government of Mongolia has recently changed its laws regarding mining exploration. These new laws require exploration companies to expend a minimum amount of capital on a mining claim in order to obtain a renewal of the government license covering such claim. The failure to conduct exploration on a mining claim will result in the forfeiture of the applicable license due to its nonrenewable by the government of Mongolia.

The government of Mongolia has also recently adopted a "windfall profit" tax on profits from mining operations. The law constitutes a 68% tax on profits from mineral sales when the sales price of copper exceeds $1.18 per pound and the sales price of gold exceed $500 per ounce.

Risks of Doing Business in Mongolia.

Doing business in Mongolia involves various risks including internal and international political risks, evolving national economic policies as well as financial accounting standards, possible expropriation and the potential for a reversal in economic conditions. Adverse changes in economic policies of the government in Mongolia or in its laws and regulations could have a material adverse effect on our operations in Mongolia. For example, other countries have expropriated and nationalized some of their natural resources. Sunrise is not aware of any plan or indication that the government in Mongolia intends to expropriate and nationalize its natural resources, however, such action would likely adversely affect our business operation or cause a loss of our mining properties.

We only have mineral rights to the Mongolia mining claims and the landowner may be able to prevent us from conducting further exploration on the claims.

We hold the exclusive right to explore our Mongolia property for mineralization and to remove minerals from the property. However, our rights are subject to those held by the fee simple property owner, the government of Mongolia, to make use of the land. If the government decides to develop, sell or make any other use of the land, our right to explore the property could be impacted. As a result, we would not be able to continue exploration on the property and we would be forced to abandon our undeveloped mining claim.

Financial position of the Company, working capital deficit; report of independent auditors. The success of Sunrise's operations is largely dependent upon its ability to develop its existing property and/or acquire producing mining properties and to improve operating efficiencies, generate adequate cash-flows from operations. Sunrise's operations are subject to numerous risks associated with the establishment of its business, including lack of adequate financing sources. In addition, Sunrise has in the past and may again in the future encounter unanticipated problems, some of which may be beyond Sunrise's financial and technical abilities to resolve. The failure to adequately address such difficulties could have a materially adverse effect on Sunrise's prospects.

Murrell, Hall, McIntosh & Co., PLLP and McElravy, Kinchen & Associates, P.C., the previous and current independent auditors of Sunrise, have expressed substantial doubt regarding the ability of Sunrise to continue as a going concern because of the lack of revenues and the working capital deficit of Sunrise.

Availability and Integration of Future Acquisitions. Sunrise's strategy includes pursuing acquisition opportunities that complement our business objectives. Potential competitors for acquisition opportunities include larger companies with significantly greater financial resources. Competition for the acquisition of mining properties and producing mining companies may result in acquisitions on terms that prove to be less advantageous to Sunrise than have been attainable in the past or may increase acquisition prices to levels beyond Sunrise's financial capability. Sunrise's financial capability to make acquisitions is partially a function of its ability to access the debt and equity capital markets. In addition, Sunrise may not find attractive acquisition candidates in the future or succeed in reducing the costs and increasing the profitability of any business acquired in the future.

Potential Quarterly Fluctuations. Sunrise may experience variability in its production, net sales and net income on a quarterly basis as a result of many factors, including the market value for copper, gold and other metals and due to weather conditions in Mongolia.

Dependence on Senior Management. Sunrise's future performance will depend to a significant extent upon the efforts and abilities of its key management personnel. Sunrise does not have a key life insurance policy on its officers. The loss of service of one or more of the Sunrise's key management personnel could have an adverse effect on Sunrise's business. Sunrise's success and plans for future growth will also depend in part on managements continuing ability to hire, train and retain skilled personnel in all areas of its business.

In the past, the two directors and officers of Sunrise have provided their services on a part time basis, one of which averages 20 hours per week and the other averages five hours of services per week. The level of operations of Sunrise has not necessitated the full time services of its directors and officers. The directors and officers may continue to pursue other business activities independently of Sunrise. If the level of business activity of Sunrise increases, the directors and officers of Sunrise intends to devote additional time to the management of Sunrise and intend to retain additional management personnel whenever necessary and appropriate.

Management's Lack of Mining Experience and Education. Our directors and officers have not had any previous experience in the management of a mining company, and are not geologists or mining engineers. As a result, the Company has retained independent consulting geologists to conduct and evaluate its exploration program in Mongolia, and will continue to depend upon such consultants until the level of its mining operations justifies the cost of hiring geologists and/or mining engineers as management or employees of Sunrise.

Indemnification. Sunrise's Articles of Incorporation limits the liability of its directors and offices to Sunrise and its shareholders to the fullest extent permitted by Nevada law, and provides for indemnification of the directors and offices to such extent. Sunrise may obtain director-officer liability insurance. These measures will provide additional protection to the directors and officers of Sunrise against liability in connection with certain actions and omissions.

Conflicts of Interest. There are anticipated conflicts of interest between Sunrise and its stockholders, and there may be potential conflicts of interest involving the Company and its stockholders, some of which may affect the planned business activities of Sunrise. The Board of Directors will attempt to resolve any conflict of interest situation which may arise and which is brought to the attention of the Board of Directors on a case-by-case basis.

Shares Eligible for Future Sale. A substantial number of outstanding shares of Sunrise's Common Stock will be "restricted securities". However, under certain circumstances such shares may in the future be sold in compliance with Rule 144 adopted under the Securities Act of 1933, as amended, or some other exemption from registration under the Securities Act of 1933. Future sales of those shares under Rule 144 or other exemption could depress the market price of the Common Stock in the future.

Applicability of  A  Penny Stock Rules. Federal regulations under the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"), regulate the trading of so-called penny stocks (the "Penny Stock Rules"), which are generally defined as any security priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. In addition, equity securities which are priced at less than $5.00 per share are deemed penny stocks for the limited purpose of Section 15(b)(6) of the Exchange Act which makes it unlawful for any broker-dealer to participate in a distribution of any penny stock without the consent of the Securities and Exchange Commission if, in the exercise of reasonable care, the broker-dealer is aware of or should have been aware of the participation of previously sanctioned persons. Therefore, if, during the time in which the Common Stock is quoted on any market, the Common Stock is priced below $5.00 per share, trading of the Common Stock will be subject to the provisions of Section 15(b)(6) of the Exchange Act. In such event, it may be more difficult for the stockholder to sell Common Stock in the future in the secondary market.

Because Sunrise's Common Stock is currently traded in the over-the-counter market for less than $5.00 per share, the Common Stock of Sunrise is considered a penny stock, and trading in its Common Stock is subject to the full range of Penny Stock Rules. Accordingly, the application of the comprehensive Penny Stock Rules may make it more difficult for broker-dealers to sell Sunrise's Common Stock and stockholders of the Company may have difficulty in selling their Shares in the future in the secondary trading market.

ITEM 2.    DESCRIPTION OF PROPERTY

The principal executive offices of the Company are located at 1108 W. Valley Blvd., Suite 6-399, Alhambra, CA 91803, provided by an officer and director of the Company at no cost to the Company.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Although quotations for the Company's Common Stock appear on the NASD over-the-counter Electronic Bulletin Board, there is no established trading market for the Common Stock. Since the Company obtained the ticker symbol (OTCBB: SUIP.OB) on November 20, 2007, transactions in the Common Stock can only be described as sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of any meaningful market value.

The following table sets forth for the respective periods indicated the prices of the Company's Common Stock on the NASD over-the-counter Electronic Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Date	High Bid	Low Bid

December 06, 2007	$.10	$.10
December 07, 2007	$1.00	$.10
December 12, 2007	$.35	$.05
December 14, 2007	$.15	$.05
December 20, 2007	$.07	$.025

As of December 20, 2007, the closing price for the Company's Common Stock was $0.05 per share. There are no outstanding options or warrants to purchase shares of Common Stock of the Company.

Since its inception, no dividends have been paid on the Company's Common Stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

At September 30, 2007, there were approximately 106 holders of record of the Company's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Information and Cautionary Statements

When used in this report in this Form 10-SB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect Sunrise's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business", including "Risk Factors" and "Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date hereof to conform such statements to actual results.

General

The following discussion and analysis summarizes the results of operations of Sunrise Mining Corporation, Inc. (the "Sunrise" or "we") for the fiscal year ended September 30, 2007.

Sunrise is a mining exploration company that currently holds one property in Mongolia. The Company previously held two properties in Mongolia, one property was allowed to expire after some work was done but the results did not justify any more financial expenditure. Sunrise is looking for to acquire some good properties in other places. Currently, the Company focuses its resources primarily on the development and financing of its Mongolian property. At present, its property is not in production and, consequently, it has no current operating income.

Overview

Sunrise owns a 100% ownership interest in a prospective copper/gold mining property called the Khul Morit property (Exploration License No. 6283x) located in south central Mongolia that consists of approximately 494 hectares.

Political Environment

In April 2006, there were mass protests against the Mongolian government's granting of mineral concessions to North American firms, and the Mongolian government has amended its mining laws. The political situation in Mongolia had once deteriorated to the point that management believed that it would be better for us to hold onto our mining investments until everything was clear. The political environment in Mongolia has improved recently, and management of Sunrise is considering whether or not to proceed with its exploration program on the Khul Morit property.

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

Any additional evaluation test drilling at the Kohl Morit property will require substantial capital expenditures to determine the scope of its copper reserves and to evaluate its commercial viability. Sunrise does not have the necessary capital to conduct additional test drilling to fully evaluate this mining property at this time. Management plans to raise funds and proceed with next phase exploration program; however, there is no assurance that investment funds will be made available to Sunrise.  Also, management is currently discussing with two third parties on a possible join-venture exploration program on its KM property, but no agreement has been reached yet.

Results of Operations

Comparison of the Years Ended September 30, 2007 and 2006

The Company anticipates incurring a loss as a result of exploration and development expenses, and expenses associated with the operations of the Company. The Company does not anticipate any revenue in the near future until its mineral interests have reached the point of economic viability. Additional expenditures are necessary to determine if any future revenues will be generated from its property.

For the year ended September 30, 2007 compared to the year ended September 30, 2006, Sunrise had a net loss of $93,540 to $45,464, respectively, a 105.75% increase in net loss, mainly due to an increase in professional fees in connection with the spin-off.

Mining exploration costs increased 10.64% to $19,937 during the year ended September 30, 2007 as compared to $18,019 for the comparable period in 2006.

General and administrative expenses increased 168% to $73,603 during the year ended September 30, 2007 as compared to $27,445 for the comparable period in 2006, mainly due to an increase in professional fees in connection with the spin-off.

Liquidity and Capital Resources

At September 30, 2007, Sunrise had current assets of $0, a working capital of $97,335, and had $56,933 of net cash used by operations during the year ended September 30, 2007.

The Company had no current asset at September 30, 2007 and at September 30, 2006.

Sunrise must rely on corporate officers, directors and outside investors in order to meet its budget for further exploration. If Sunrise were unable to obtain financing from any of one of these aforementioned sources, Sunrise would not be able to complete its financial obligations regarding the exploration and development of its Mongolian property or to continue as a going concern.

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

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this Item 7 begin with the Index to the Financial Statements which is located prior to the signature page.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Financial Statements of the Company have been audited by McElravy, Kinchen & Associates, P.C. for the fiscal year ended September 30, 2007 and Murrell Hall McIntosh & Co PLLP for the period from inception (October 25, 2005) through September 30, 2006.

There have been no changes in or disagreements with either McElravy, Kinchen & Associates, P.C. or Murrell Hall McIntosh & Co PLLP, on accounting and financial disclosure matters at any time.

ITEM 8A.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2007, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls. During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

None

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Management of the Company

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name	Age	Positions

Xuguang Sun	45	Chief Executive Officer, President Treasurer and Director

Shaojun Sun	34	Secretary, Chief Financial Officer, Vice President and Director

All executive officers are elected by the Board of Directors and hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.

The following is information on the business experience of each director and officer.

Mr. Xuguang Sun became a director and the Chief Executive Officer and President of Sunrise Mining Corporation on October 25, 2005. He previously was a director and officer of Magnum d'Or Resources, Inc. He has been the President and General Manager of Sunrise Lighting Holdings Limited and its operating subsidiary since 1997. He graduated from Xian Jiaotong University with an associate degree in electrical engineering in 1989, and holds a degree from the Guangdong Business School.

Mr. Shaojun Sun became a director and the Vice President, Chief Financial Officer and Secretary of Sunrise Mining Corporation on October 25, 2005. He previously was a director and officer of Magnum d'Or Resources, Inc. He has been the director and officer of Sunrise Global Inc and Vice President, Chief Financial Officer and Secretary of Sunrise Lighting Holdings Limited since 1997. He received a B.S. degree in computer science and holds two Master of Business Administration degrees.

Xuguang Sun and Shaojun Sun, the two officers of the Company, have provided their services on a part-time basis, one of which averages 20 hours per week and the other averages five hours of services per week. The level of operations of the Company has not necessitated the full-time services of its directors and officers. The directors and officers may continue to pursue other business activities independently of the Company. If the level of business activity of the Company increases, the directors and officers of the Company intend to devote additional time to the management of the Company and intend to retain additional management personnel whenever necessary and appropriate.

No Audit Committee or Financial Expert

The Company does not have an audit committee or a financial expert serving on the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. The Company believes all forms required to be filed under Section 16 of the Exchange Act have been filed timely.

Code of Ethics

The Company does not have a code of ethics for our principal executive and financial officers. The Company's management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations

ITEM 10.    EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of the Company's executive officers for the two fiscal years ended September 30, 2007.

Executive Officer Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal year ended September 30, 2006 and September 30, 2007 with Sunrise. Sunrise has not entered into any employment agreements with any of the named executive officers.

The named executive officers were not entitled to receive any compensation from Sunrise during the fiscal year ended September 30, 2006 and September 30, 2007.

(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(I)		(j)
Name and Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonquali- fied Deferred Compensation Earnings		All Other Compensation		Total
Xuguang Sun (1) President, Chief Executive Officer and Treasurer	2007 2006	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0		$0 0

Shaojun Sun (1) Vice President, Chief Financial Officer and Secretary	2007 2006	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0

(1)	Mr. Xuguang Sun and Mr. Shaojun Sun became the executive officers of the Company in October 2005.

(2)	Neither Mr. Xuguang Sun nor Mr. Shaojun Sun has received any compensation from Sunrise since its inception on October 25, 2005.

Sunrise has no agreement or understanding, express or implied, with any officer, director, or principle stockholder, or their affiliates or associates, regarding employment with Sunrise or compensation for services. Sunrise has no plan, agreement, or understanding, express or implied, with any officer, director, or principle stockholder, or their affiliates or associates, regarding the issuance to such persons of shares of Sunrise's authorized and unissued Common Stock. There is no understanding between Sunrise and any of its present stockholders regarding the sale of a portion or all of the Common Stock currently held by them in connection with any future participation by the Company in a business.

There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of September 30, 2007, the number and percentage of the 5,785,090 shares of Common Stock and 10,000,000 shares of Preferred Stock which, according to the information supplied to Sunrise, that are to be beneficially owned by (I) each person who is currently a director of the Sunrise, (ii) each executive officer, (iii) all current directors and executive officers of Sunrise as a group and (iv) each person who, to the knowledge of the Company, is to be the beneficial owner of more than 5% of the outstanding Common Stock and Preferred Stock following the spin-off of Sunrise by Magnum. Except as otherwise indicated, the persons named in the table will have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Common Stock		Percent of Common Stock	Preferred Stock		Percent of Preferred Stock

Sunrise Lighting Holdings Limited	277,799	(1)(3)	4.8%	10,000,000	(2)(3)	100%
1719 International Trade Centre
11-19 Sha Tsui Road, Tsuen Wan
Hong Kong
The People's Republic of China

Xuguang Sun	250,019	(1)(3)	4.3%	9,000,000	(2)(3)	90%
1719 International Trade Centre
11-19 Sha Tsui Road, Tsuen Wan
Hong Kong
The People's Republic of China

Shaojun Sun	362,600	(3)(5)	6.3%	1,000,000	(2)(3)	10%
1108 W. Valley Blvd.
Suite 6-399
Alhambra, CA 91803

All executive officers and
directors as a group (2 persons)	612,619	(6)	10.6%	10,000,000	(4)(6)	100%

(1)	Represents 277,799 shares of Common Stock to be held directly in the name of Sunrise Lighting Holdings Limited.

(2)	Represents 10,000,000 shares of nonconvertible voting shares of Preferred Stock held directly in the name of Sunrise Lighting Holdings Limited.

(3)	Sunrise Lighting Holdings Ltd. is owned by Mr. Xuguang Sun (90%) and Mr. Shaojun Sun (10%) who are the directors and officers of Sunrise.

(4)	Represents the shares of Common Stock and Preferred Stock of Sunrise owned by Sunrise Lighting Holdings Limited.

(5)	Includes 27,780 (10% of 277,799) shares of Common Stock to be owned by Sunrise Lighting Holdings Limited and 334,820 shares of Common Stock to be owned directly.

(6)	Includes all shares of Common Stock to be owned by Sunrise Lighting Holdings Limited and by all of the shares to be owned by the directors and officers of Sunrise

The stock transfer agent of Sunrise Mining Corporation will be Pacific Stock Transfer, 500 E. Warm Springs Road, Las Vegas, NV 89119; telephone number 702.361.3033.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended September 30, 2007, the Company cancelled 100,000 shares of its Common Stock originally owned by Magnum and issued 5,785,090 shares of its Common Stock to shareholders of Magnum of record on January 23, 2007 after the spin-off was completed.

As a result of the spin-off of Sunrise by Magnum, (1) Mr. Xuguang Sun did not directly receive any common stock of Sunrise; (2) Mr. Shaojun Sun directly received 334,820 shares of common stock based upon the amount of common stock that he owned of Magnum as of January 23, 2007; (3) Sunrise Lighting Holdings Limited, a company owned by Mr. Xuguang Sun and Mr. Shaojun Sun, received 277,799 shares of common stock of Sunrise based upon the number of shares of common stock that it owned of Magnum as of January 23, 2007, and it also received 10,000,000 shares of non-convertible preferred stock of Sunrise.

During the fiscal year ended September 30, 2007, Mr. Xuguang Sun and Mr. Shaojun Sun, directors and officers of the Company, have advanced $60,728.44 to pay expenses for the spin-off of Sunrise Mining Corporation by Magnum and other costs incurred by the Company. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

During the year ended September 30, 2007, no directors and officers were awarded compensation of Common Stock of the Company.

ITEM 13.      EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

3.1	Articles of Incorporation of the Company are incorporated herein by reference to the Form 10 - SB registration statement of the Company filed on March 22, 2007.

3.2
Certificate of Amendment to Articles of Incorporation of the Company filed on October 04, 2006 is incorporated herein by reference to the Form 10 - SB registration statement of the Company filed on March 22, 2007.

3.3	Bylaws of the Company are incorporated herein by reference to the third exhibit to the Form 10 - SB registration statement of the Company filed on March 22, 2007.

21           List of Subsidiaries

31           Certification of Chief Executive Officer and Principal Financial Officer

32           Certification pursuant to 18 U.S.C. Section 1350

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended September 30, 2007, and 2006 are as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees (2)	All Other Fees
Murrell, Hall, McIntosh & Co., PLLP
for fiscal year ended:
September 30, 2007	$6,000	$0	$0	$9132.50
September 30, 2006	$7,000	$0	$0	$0

McElravy, Kinchen & Associates, P.C.
for fiscal year ended:
September 30, 2007	$4,000	$0	$0	$0
___________________________

(1)
Includes audit fees for the annual financial statements of the Company, and review of financial statements included in the Company's Form 10-QSB quarterly reports and Form 10-SB report, and fees normally provided in connection with statutory and regulatory filings for those fiscal years

The Company does not currently have an audit committee. As a result, our board of directors performs the duties and functions of an audit committee. The Company's Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sunrise Mining Corporation

We have audited the accompanying consolidated balance sheet of Sunrise Mining Corporation (an exploration stage company) as of September 30, 2007, and the related consolidated statements of expenses, changes in stockholders' deficit, and cash flows for the year then ended. The consolidated financial statements for the period October 25, 2005 (inception) through September 30, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period October 25, 2005 (inception) through September 30, 2006, include total revenues of $0 and a net loss of $45,464. Our opinion on the consolidated statements of expenses, stockholders's deficit and cash flows for the period October 25, 2005 (inception) through September 30, 2006, insofar as it relates to amounts for prior periods through September 30, 2006, is based solely on the reports of other auditors. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Mining Corporation and as of September 30, 2007, and the results of its operations, changes in stockholders' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McElravy, Kinchen & Associates, P.C.

www.mkacpas.com
Houston, Texas
December 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Sunrise Mining Corporation

We have audited the accompanying consolidated statements of expenses, changes in stockholders' deficit and cash flows for the period from inception (October 25, 2005) through September 30, 2006 of Sunrise Mining Corporation (an exploration development company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, and the results of its operations and cash flows for the period from inception (October 25, 2005) through September 30, 2006 of Sunrise Mining Corporation, in conformity with accounting principles generally accepted in the United States of America.

/s/ Murrell Hall McIntosh & Co PLLP

Oklahoma City, Oklahoma
December 20, 2007

Murrell, Hall, McIntosh & Co., PLLP • Certified Public Accountants
2601   N.W. Expressway Suite 700E   • Oklahoma City, OK   73112   •   405.842.4420   •   F . 405.842.3776   •    www.mhmcpa.com

SUNRISE MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007

ASSETS:
Current assets:
Cash	$-

Total current assets	-

Other assets:
Intangible assets	3,795

TOTAL ASSETS	$3,795

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable	$36,607
Advances from company officers	60,728

Total Current Liabilities	97,335

TOTAL LIABILITIES	97,335

Stockholders' Deficit:
Preferred Stock, $.001par value; 10,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized,
5,785,090 shares issued and outstanding	5,785
Additional paid-in capital	29,679
Deficit accumulated during the exploration stage	(139,004)

Total Stockholders' Deficit	(93,540)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,795

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
FOR THE YEAR ENDEDSEPTEMBER 30, 2007 AND THE PERIODS
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2006 AND 2007

	For the Year Ended	October 25, 2005 (Inception) to	October 25, 2005 (Inception) to
	September 30,	September 30,	September 30,
	2007	2006	2007

Expenses:
Exploration costs	$19,937	$18,019	$37,956
General and administrative expenses	73,603	27,445	101,048

Total Operating Expenses	93,540	45,464	139,004

Net Loss	$(93,540)	$(45,464)	$(139,004)

Net Loss per Common Share - Basic and Diluted	$(0.02)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	5,785,090

SUNRISE MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDEDSEPTEMBER 30, 2007 AND THE PERIODS
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2006 AND 2007

	For the Year Ended		October 25, 2005 (Inception) to
	September 30,		September 30,
	2007	2006	2007

Cash Flows from Operating Activities:
Net Loss	$(93,540)	$(45,464)	$(139,004)
Increase in accounts payable	36,607	-	36,607

Net Cash Flows Used in Operations	(56,933)	(45,464)	(102,397)

Cash Flows from Investing Activities:
Purchase of assets	(3,795)	-	(3,795)

Net Cash Flows Used in Investing Activities	(3,795)	-	(3,795)

Cash Flows from Financing Activities:
Stocks issued for services and expenses	-	45,464	45,464
Advance from company officer	60,728	-	60,728

Net Cash Flows Provided by Financing Activities	60,728	45,464	106,192

Net Increase (Decrease) in Cash	-	-	-

Cash and cash equivalents - Beginning of period	-	-	-

Cash and cash equivalents - End of period	$-	$-	$-

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

  See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2007

						Accumulated
					Additional	(Deficit)	Total
	Preferred Stock		Common Stock		Paid-in	During the	Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Capital	Exploration Stage	Deficit

Inception - October 25, 2005	-	$-	-	$-	$-	$-	$-

Issuance of stock to parent for expenses	-	-	100,000	100	45,364	-	45,464

Net loss for period	-	-	-	-	-	(45,464)	(45,464)

Balances - September 30, 2006	-	-	100,000	$100	$45,364	$(45,464)	$-

Issuance of preferred stock	10,000,000	10,000	-	-	(10,000)	-	-

Cancellation of common stock	-	-	(100,000)	(100)	100	-	-

Issuance of founders shares	-	-	5,785,090	5,785	(5,785)	-	-

Net loss for the year	-	-	-	-	-	(93,540)	(93,540)
Balances - September 30, 2007	10,000,000	$10,000	5,785,090	$5,785	$29,679	$(139,004)	$(93,540)

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE MINING CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Sunrise Mining Corporation is an exploration stage company which was incorporated on October 25, 2005 in the State of Nevada. The Company is a mining resource company focused on the exploration and advancement of premium base and precious metal assets, primarily in Mongolia. Currently, the Company has one property in Mongolia where it has options to earn 100% of the mineral rights and to purchase the royalties outright. This property was transferred to the Company from its former parent, Magnum D'Or Resources Inc., in October 2005.

During December 2006, the former parent of Sunrise formed Oriental Magnum, Inc. ("Oriental") in Mongolia. Subsequent to Oriental's incorporation, the former parent of Sunrise transferred the titles for both the Khul Morit license and the Shandi license to the name of Oriental in January 2007.

On September 20, 2007, Sunrise completed its spin-off from Magnum to Magnum's stockholders of record on January 23, 2007.

On September 28, 2007, the Company decided not to renew its Shandi license for business reason. The Company is currently looking for some good properties in other places.

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. Sunrise considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2007, there were no cash equivalents.

Exploration Stage Mining Company

The Company complies with Statement of Financial Accounting Standard ("SFAS") No. 7 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as exploration stage.

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or disposal of Long- lived Assets".  Under SFAS No. 144, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

Foreign Currency Translation

The Company is located and operating outside of the United States of America. It maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue, and expense is translated into U.S. dollars by the use of exchange rates in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

The Company's currency exposure is insignificant and immaterial and we do not use derivative instruments to reduce its potential exposure to foreign currency risk.

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.  No adjustments have been made in the current period.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending September 30, 2007.

Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments.  The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services under FASB Statement no. 123.

The Company did not grant any stock options during the period ended September 30, 2007.

Intangible Assets

Intangible assets that include patent licenses, purchased software and license fees for technologies such as edgarized software are being amortized by the straight-line method based on the Company's assessment of each asset's useful life.

Mining Exploration Costs

In accordance with the views expressed by the U.S. Securities and Exchange Commission in "Current Accounting and Disclosure Issues in the Extractive Industry", the Company expenses mining exploration costs as they are incurred.

Recent Accounting Pronouncements

Sunrise does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 2 - Going Concern

Sunrise's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $139,004 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2007, all of which raise substantial doubt about Sunrise's ability to continue as a going concern.

Note 3 - Income Taxes

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses from inception.

At September 30, 2007, the Company had US net operating loss carryforwards of approximately $139,004 for federal income tax purposes.

Deferred tax assets and liabilities are comprised of the following as of September 30, 2007:

Deferred income tax assets:

Tax effect of net operating loss carryforward	$47,261
Valuation allowance	(47,261)
Net deferred tax asset	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2007, the Company had net operating loss carryforward of approximately $139,004 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income will begin expiring in 2026. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 4 - Share Capital

On January 15, 2007, Sunrise issued 10,000,000 shares of its Preferred Stock to Magnum D'OR Resources Inc, who in turn transferred these shares to former Magnum preferred shareholder ("Sunrise Lighting Holdings Limited") at the date it was spun off from Magnum.

On September 20, 2007, upon the spin-off of Sunrise from Magnum, Sunrise cancelled 100,000 shares of common stock previously issued to Magnum and issued 5,785,090 shares of common stock to Magnum's stockholders of record on January 23, 2007.

Note 5 - Related Party Transactions

During the fiscal year ended September 30, 2007, Mr. Xuguang Sun and Mr. Shaojun Sun, directors and officers of the Company, have advanced $60,728 to pay expenses for the spin-off of Sunrise Mining Corporation by Magnum and other costs incurred by the Company and its wholly owned subsidiary Oriental Magnum Inc. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

During the fiscal year ended September 30, 2007, the Company after the spin-off was completed, cancelled 100,000 shares of its Common Stock originally owned by Magnum and issued 5,785,090 shares of its Common Stock to Magnum's stockholders of record on January 23, 2007.

As a result of the spin-off of Sunrise by Magnum, (1) Mr. Xuguang Sun did not directly receive any common stock of Sunrise; (2) Mr. Shaojun Sun directly received 334,820 shares of common stock based upon the amount of common stock that he owned of Magnum as of January 23, 2007; (3) Sunrise Lighting Holdings Limited, a company owned by Mr. Xuguang Sun and Mr. Shaojun Sun, received 277,799 shares of common stock of Sunrise based upon the number of shares of common stock that it owned of Magnum, and it also received 10,000,000 shares of non-convertible preferred stock of Sunrise.

Note 6 - Commitments

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

Note 7 - Spin-Off of Mining Operations

On December 19, 2006, the parent of Sunrise Mining Corporation approved the spin-off of its mining operations. This spin-off was completed on September 20, 2007.

Note 8 - Subsequent Events

On October 22, the Company entered into a purchase agreement with Xuguang Sun, Chief Executive Officer and President of the Company, for the placement of an aggregate of $200,000 in principal amount of a Convertible Promissory Note (the "Note"). The Note accrues interest at a rate of 8% per annum and it is payable upon demand or upon the conversion of this Note as provided therein. The principal amount and accrued interest of this Note may be converted into the Common Stock of the Company at any time at the option of the holder of this Note, upon written notice to the Company, at the rate of $0.10 (U.S.) per share, subject to adjustment in the event of stock-splits, stock dividends, reorganizations, or other similar events to prevent dilution. Upon conversion, any fractional shares otherwise issuable upon conversion shall be paid in cash by the Company.  The Common Stock issuable upon conversion shall be entitled to piggy-back registration rights in the event that the Company files a registration statement under the Securities Act of 1933.

On November 26, 2007, the Company approved to issue 400,000 restricted common stocks to Board of Directors of the Company for their services during 2007.

INDEX OF EXHIBITS ATTACHED

Exhibit Number       Description

21	List of subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Exhibit 21

Sunrise Mining Corporation has one subsidiary:

Name	Jurisdiction

Oriental Magnum Inc.	Mongolia

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SUNRISE MINING CORPORATION

Dated: December 21, 2007	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President

Dated: December 21, 2007	By:	/s/ Xuguang Sun
Xuguang Sun, Director