Form 10QSB
period 2007-12-31
Sunrise Mining CORP
filed 2008-01-22
CIK 1394130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 81,185,090 shares as of January 18, 2008.

Transitional Small Business Disclosure Format (Check one): Yes  ☐ No ☒

SUNRISE MINING CORPORATION

INDEX

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements:

Consolidated Balance Sheet as of December 31, 2007 and September 30, 2007 (unaudited)	4

Consolidated Statements of Expenses for the three months ended December 31, 2007 and 2006, and from inception to December 31, 2007 (unaudited)	5

Consolidated Statements of Cash Flows for the three months ended December 31, 2007 and 2006, and from inception to December 31, 2007 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2: Management's Discussion and Analysis or Plan of Operations	8

Item 3: Controls and Procedures	9

PART II: OTHER INFORMATION

Item 1: Legal Proceedings	10

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3: Defaults upon Senior Securities	10

Item 4: Submission of Matters to a Vote of Security Holders	10

Item 5: Other Information	10

Item 6: Exhibits and Reports on Form 8-K	10

Signatures	11

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

SUNRISE MINING CORPORATION
 (An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007 ANDSEPTEMBER 30, 2007
(Unaudited)

	December 31, 2007	September 30, 2007
ASSETS:
Current assets:
Cash and cash equivalents	$188,615	$-
Total current assets	188,615	-

Other assets:
Intangible assets	2,846	3,795

TOTAL ASSETS	$191,461	$3,795

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable	$39,035	$36,607
Advances from company officers	53,440	60,728
Convertible Note payable ?Related party	200,000	-
Accrued interest	3,136	-

Total Current Liabilities	295,611	97,335

TOTAL LIABILITIES	295,611	97,335

Stockholders' Deficit:
Preferred Stock, $.001par value; 10,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized,
6,185,090 shares issued and outstanding	6,185	5,785
Additional paid-in capital	71,990	29,679
Deficit accumulated during the exploration stage	(192,325)	(139,004)
Total Stockholders' Deficit	(104,150)	(93,540)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$191,461	$3,795

The accompanying notes are an integral part of these financial statements.

SUNRISE MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
AS OF DECEMBER 31, 2007
(Unaudited)

			October 25, 2005
	Three Months Ended		(Inception) to
	December 31,		December 31,
	2007	2006	2007

Expenses:
Exploration costs	-	10,545	37,956
General and administrative expenses	49,136	6,124	150,184

Total Operating Expenses	49,136	16,669	188,140
Net operating loss	(49,136)	(16,669)	(188,140)

Operating Income (Expense)
Interest income	1,663	-	1,663
Interest expense	(5,848)	-	(5,848)
Total Other Income and Expense	(4,185)	-	(4,185)
Net Loss	$(53,321)	$(16,669)	$(192,325)

Net Income(Loss) per Common Share - Basic and Diluted	$(0.01)	$(0.17)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	5,938,936	100,000

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE MINING CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
AS OF DECEMBER 31, 2007
(Unaudited)
			October 25, 2005
	For Three Months Ended		(Inception) to
	December 31,		December 31,
	2007	2006	2007

Cash Flows from Operating Activities:
Net Loss	$(53,321)	$(16,669)	$(192,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	40,000	-	40,000
Deprecation	949	-	949
Imputed interest on shareholder advance	2,711	-	2,711
Increase in accounts payable	2,429	9,250	39,036
Increase in accrued liabilities	3,135		3,136

Net Cash Flows Used by Operations	(4,097)	(7,419)	(106,493)

Cash Flows from Investing Activities:
Purchase of assets	-	-	(3,795)

Net Cash Flows Used for Investing Activities	-	-	(3,795)

Cash Flows from Financing Activities:
Stocks issued for cash	-		45,464
Repayment of advance from company officer	(8,661)	7,419	(8,661)
Advance from company officer	1,373	7,419	62,100
Proceeds from convertible note - related party	200,000	-	200,000

Net Cash Flows Provided by Financing Activities	192,712	7,419	298,903

Net Increase in Cash	188,615	-	188,615

Cash and cash equivalents - Beginning of period	-	-	-

Cash and cash equivalents - End of period	$188,615	$-	$188,615

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE MINING CORPORATION
(An Exploration Stage Company)
Notes To Consolidated Financial Statements
 (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements of  Sunrise Mining Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Sunrise's audited 2007 annual financial statements and notes thereto filed with the SEC on form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Sunrise's 2007 annual financial statements have been omitted.

                Note 2 - Going Concern

Sunrise's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $192,325 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2007, all of which raise substantial doubt about Sunrise's ability to continue as a going concern.

Note 3 - Share Capital

On November 26, 2007, Sunrise issued 200,000 shares of its restricted common stock to a director and officer, Mr. Shaojun Sun for his services during the three month period ended December 31, 2007. These shares were valued at $20,000 based on their market value of $0.05 per share on the initial date of trading, December 1, 2007, which is recorded as a contribution of capital for the value of the shares and an equivalent amount to stock based compensation.

On November 26, 2007, Sunrise issued 200,000 shares of its restricted common stock to a director and officer, Mr. Xuguang Sun for his services during the three month period ended December 31, 2007. These shares were valued at $20,000 based on their market value of $0.05 per share on the initial date of trading, December 1, 2007,which is recorded as a contribution of capital for the value of the shares and an equivalent amount to stock based compensation.

Note 4 - Related Party Transactions

As of December 31, 2007, Mr. Xuguang Sun and Mr. Shaojun Sun, directors and officers of the Company, have advanced $53,440 to pay expenses for the spin-off of Sunrise Mining Corporation by Magnum and other costs incurred by the Company and its wholly owned subsidiary Oriental Magnum Inc. These advances are unsecured, non-interest bearing and have no fixed terms of repayment. Imputed interest at a rate of 8% in the amount of $2,711 is recorded as an addition to additional paid in capital.

On November 26, 2007, Sunrise issued 200,000 shares of its restricted common stock to Mr. Shaojun Sun for his services during the three month period ended December 31, 2007. These shares were valued at $20,000 based on their market value at the date of grant which is recorded as a contribution of capital for the value of the shares and an equivalent amount to stock based compensation.

On November 26, 2007, Sunrise issued 200,000 shares of its restricted common stock to Mr. Xuguang Sun for his services during the three month period ended December 31, 2007. These shares were valued at $20,000 based on their market value at the date of grant which is recorded as a contribution of capital for the value of the shares and an equivalent amount to stock based compensation.

Note 5 - Convertible Note Payable to Related Party

On October 22, Sunrise Mining Corporation entered into a purchase agreement with Xuguang Sun, Chief Executive Officer and President of the Company, for the placement of an aggregate of $200,000 in principal amount of a Convertible Promissory Note. The Convertible Promissory Note accrues interest at a rate of 8% per annum and it is payable upon demand or upon the conversion of this Note as provided therein. The principal amount and accrued interest of this Note may be converted into the Common Stock of the Company at any time at the option of the holder of this Note, upon written notice to the Company, at the rate of $0.10 (U.S.) per share, subject to adjustment in the event of stock-splits, stock dividends, reorganizations, or other similar events to prevent dilution. Upon conversion, any fractional shares otherwise issuable upon conversion shall be paid in cash by the Company.  The Common Stock issuable upon conversion shall be entitled to piggy-back registration rights in the event that the Company files a registration statement under the Securities Act of 1933. The Company evaluated the conversion feature related to this note and determined no benefit related to the conversion feature.

Note 6 - Subsequent Events

On January 3, 2008, Sunrise Mining Corporation completed a private placement of its Common Stock. The offering was done for a total of 75,000,000 units at a price of $0.04 per unit for total proceeds of $3,000,000. Each unit is comprised of one share of the Company's Common Stock and one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company's Common Stock at a price of $0.10 per share for a period of three years from the date of issuance. Included among the purchasers in the now closed transaction was Xuguang Sun, the Chief Executive Officer and President of the Company, who individually invested $1,500,000; the other $1,500,000 was from accredited investors who are non-affiliates of the Company. No underwriters were used in connection with this private placement and no commissions were incurred in connection with this private placement.

This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933. The Company did not engage in a distribution of this offering in the United States. All three investors were not U.S. Persons (as that term is defined in Regulation S under the Securities Act of 1933), and the shares were issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

General

The following discussion and analysis summarizes the results of operations of Sunrise Mining Corporation, Inc. (the "Sunrise" or "we") for the quarterly ended December 31, 2007.

Sunrise is a mining exploration company that currently holds one property in Mongolia. The Company previously held two properties in Mongolia, one property was allowed to expire after some work was done but the results did not justify any more financial expenditure. Currently, Sunrise is looking for to identify and develop some profitable projects in China. The Company intends to form a wholly owned subsidiary in China to carry on those projects. At present, its property is not in production and, consequently, it has no current operating income.

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

Any additional evaluation test drilling at the Kohl Morit property will require substantial capital expenditures to determine the scope of its copper reserves and to evaluate its commercial viability. Sunrise does not have the necessary capital to conduct additional test drilling to fully evaluate this mining property at this time. Management plans to raise funds from investors who are interested in our property to proceed with next phase exploration program; however, there is no assurance that investment funds will be made available to Sunrise.  Also, management is seeking for a third party on a possible join-venture exploration program on its KM property, a western mining company is currently evaluating our previous drilling data, but no agreement has been reached yet.

Results of Operations

Comparison of the three months ended December 31, 2007 and 2006

For the three month period ended December 31, 2007 compared to the three month period ended December 31, 2006, Sunrise had a net loss of $53,321 and $16,669, respectively, an increase of approximately 219.88%. This increase was mainly due to an increase in professional fees and stock based compensation.

Mining exploration costs were $0 during the three month period ended December 31, 2007, as compared to $10,545 in the comparable period in 2006 because there was no exploration activity going on for the quarter ended December 31, 2007.

General and administrative expenses increased 702.35% to $49,136 during the three month period ended December 31, 2007 as compared to $6,124 for the comparable period in 2006. This increase was mainly due to an increase in professional fees and stock based compensation.

Liquidity and Capital Resources

At December 31, 2007, Sunrise had current assets of $188,615, working capital deficit of $106,996, and had $4,097 of net cash used by operations during the three month period ended December 31, 2007.

Mr. Xuguang Sun and Mr. Shaojun Sun, current directors and officers of the Company, have advanced $53,440 to pay expenses for the spin-off of Sunrise Mining Corporation and other costs incurred by the Company and Oriental Magnum Inc, a wholly owned subsidiary of the Company.

On October 22, Sunrise Mining Corporation entered into a purchase agreement with Xuguang Sun, Chief Executive Officer and President of the Company, for the placement of an aggregate of $200,000 in principal amount of a Convertible Promissory Note. The Convertible Promissory Note accrues interest at a rate of 8% per annum and it is payable upon demand or upon the conversion of this Note as provided therein. The principal amount and accrued interest of this Note may be converted into the Common Stock of the Company at any time at the option of the holder of this Note, upon written notice to the Company, at the rate of $0.10 (U.S.) per share, subject to adjustment in the event of stock-splits, stock dividends, reorganizations, or other similar events to prevent dilution. Upon conversion, any fractional shares otherwise issuable upon conversion shall be paid in cash by the Company.  The Common Stock issuable upon conversion shall be entitled to piggy-back registration rights in the event that the Company files a registration statement under the Securities Act of 1933. The Company evaluated the conversion feature related to this note and determined no benefit related to the conversion feature.

Sunrise must rely on corporate officers, directors and outside investors in order to meet its budget for further exploration. If Sunrise is unable to obtain financing from any of one of these aforementioned sources, Sunrise would not be able to complete the financial obligation regarding the exploration and development of its Mongolian property or to continue as a going concern.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007, have concluded that, as of December 31, 2007 (the "Evaluation Date", the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under that Act.

Changes in Internal ControlOver Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

N/A

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Convertible Promissory Note - Related party

On October 22, Sunrise Mining Corporation (the "Company"), entered into a purchase agreement with Xuguang Sun, Chief Executive Officer and President of the Company, for the placement of an aggregate of $200,000 in principal amount of a Convertible Promissory Note (the "Note"). The Convertible Promissory Note accrues interest at a rate of 8% per annum and it is payable upon demand or upon the conversion of this Note as provided therein. The principal amount and accrued interest of this Note may be converted into the Common Stock of the Company at any time at the option of the holder of this Note, upon written notice to the Company, at the rate of $0.10 (U.S.) per share, subject to adjustment in the event of stock-splits, stock dividends, reorganizations, or other similar events to prevent dilution. Upon conversion, any fractional shares otherwise issuable upon conversion shall be paid in cash by the Company.  The Common Stock issuable upon conversion shall be entitled to piggy-back registration rights in the event that the Company files a registration statement under the Securities Act of 1933.

Item 3 Defaults Upon Senior Securities

N/A

Item 4 Submission of Matters to a Vote of Security Holders

N/A

Item 5 Other Information

On January 3, 2008, Sunrise Mining Corporation (the "Company") completed a private placement of its Common Stock. The offering was done for a total of 75,000,000 units at a price of $0.04 per unit for total proceeds of $3,000,000 (U.S.). Each unit is comprised of one share of the Company's Common Stock and one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company's Common Stock at a price of $0.10 per share for a period of three years from the date of issuance. Included among the purchasers in the now closed transaction was Xuguang Sun, the Chief Executive Officer and President of the Company, who individually invested $1,500,000; the other $1,500,000 was from accredited investors who are non-affiliates of the Company. No underwriters were used in connection with this private placement and no commissions were incurred in connection with this private placement.

This private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933. The Company did not engage in a distribution of this offering in the United States. All three investors were not U.S. Persons (as that term is defined in Regulation S under the Securities Act of 1933), and the shares were issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

January 22, 2008	Sunrise Mining Corporation
	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President