Form 10QSB
period 2008-03-31
Sunrise Holdings LTD
filed 2008-04-25
CIK 1394130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
EXCHANGE ACT

Commission File Number: 0-52518

  SUNRISE HOLDINGS LIMITED
formerly Sunrise Mining Corporation
Exact name of small business issuer as specified in its charter

NEVADA	20-8051714
(State or other jurisdiction of	I.R.S. Employer
incorporation or organization)	Identification No.

1108 West Valley Blvd, STE 6-399
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 81,282,273 shares as of April 24, 2008.

Transitional Small Business Disclosure Format (Check one): Yes  ☐ No ☒

SUNRISE HOLDINGS LIMITED

INDEX

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements:

Consolidated Balance Sheets as of March 31, 2008 and September 30, 2007 (unaudited)	4

Consolidated Statements of Expenses for the three months and six months ended March 31, 2008 and 2007, and from October 25, 2005 (inception) to March 31, 2008 (unaudited)	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007, and from October 25, 2005 (inception) to March 31, 2008 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2: Management's Discussion and Analysis or Plan of Operations	8

Item 3: Controls and Procedures	9

PART II: OTHER INFORMATION

Item 1: Legal Proceedings	10

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3: Defaults upon Senior Securities	10

Item 4: Submission of Matters to a Vote of Security Holders	10

Item 5: Other Information	10

Item 6: Exhibits and Reports on Form 8-K	10

Signatures	11

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

SUNRISE HOLDINGS LIMITED
(formerly Sunrise Mining Corporation)
 (An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETs
AS OF MARCH 31, 2008 AND SEPTEMBER 30, 2007
(Unaudited)

	MARCH 31, 2008	SEPTEMBER 30, 2007
ASSETS:
Current assets:
Cash	$2,923,036	$-
Prepaid expenses	1,200	-
Total current assets	2,924,236	-
Other assets:
Intangible assets	1,898	3,795
TOTAL ASSETS	$2,926,134	$3,795

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$30,294	$36,607
Advances from company officers	401	60,728
Total Current Liabilities	30,695	97,335

Stockholders' Equity (Deficit):
Preferred Stock, $.001 par value; 10,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized,
81,185,090 and 5,785,090 shares issued and outstanding at March 31, 2008 and September 30, 2007, respectively	81,185	5,785
Additional paid-in capital	2,996,990	29,679
Deficit accumulated during the exploration stage	(192,736)	(139,004)
Total Stockholders' Equity (Deficit)	2,895,439	(93,540)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,926,134	$3,795

The accompanying notes are an integral part of these financial statements.

SUNRISE HOLDINGS LIMITED
(formerly Sunrise Mining Corporation)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH MARCH 31, 2008
(Unaudited)

					October 25, 2005
	Three Months Ended		Six Months Ended		(Inception) to
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008

Expenses:
Exploration costs	-	8,862	-	19,407	37,956
General and administrative expenses	7,048	18,973	56,184	25,097	157,232
Total Operating Expenses	7,048	27,835	56,184	44,504	195,188
Net operating loss	(7,048)	(27,835)	(56,184)	(44,504)	(195,188)

Operating Income (Expense)
Interest income	8,873	-	10,536	-	10,536
Interest expense	(2,236)	-	(8,084)	-	(8,084)
Total Other Income (Expense)	6,637	-	2,452	-	2,452

Net Loss	$(411)	$(27,835)	$(53,732)	$(44,504)	$(192,736)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.28)	$(0.00)	$(0.45)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	78,412,563	100,000	42,126,074	100,000

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
(formerly Sunrise Mining Corporation)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH MARCH 31, 2008
 (Unaudited)

			October 25, 2005
	For Six Months Ended		(Inception) to
	March 31,		March 31,
	2008	2007	2008

Cash Flows from Operating Activities:
Net Loss	$(53,732)	$(44,504)	$(192,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	40,000	-	40,000
Deprecation	1,897	-	1,897
Imputed interest on shareholder advance	2,711		2,711
(Increase) in prepaid expenses	(1,200)	-	(1,200)
Increase (decrease) in accounts payable	(6,313)	11,500	30,294

Net Cash Flows Used by Operations	(16,637)	(33,004)	(119,034)

Cash Flows from Investing Activities:
Purchase of assets	-	-	(3,795)

Net Cash Flows Used for Investing Activities	-	-	(3,795)

Cash Flows from Financing Activities:
Stocks issued for cash	3,000,000	-	3,045,464
Repayment for advance from company officer	(62,101)	-	(62,101)
Advance from company officer	1,774	33,004	62,502

Net Cash Flows Provided by Financing Activities	2,939,673	33,004	3,045,865

Net Increase in Cash	2,923,036	-	2,923,036

Cash and cash equivalents - Beginning of period	-	-	-

Cash and cash equivalents - End of period	$2,923,036	$-	$2,923,036

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
(formerly Sunrise Mining Corporation)
(An Exploration Stage Company)
Notes To Consolidated Financial Statements
  (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Sunrise Holdings Limited (formerly Sunrise Mining Corporation) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Sunrise's audited 2007 annual financial statements and notes thereto filed with the SEC on form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Sunrise's 2007 annual financial statements have been omitted.

Note 2 - Share Capital

During the quarter ended March 31, 2008, the Company completed a private placement of its Common Stock. The offering was done for a total of 75,000,000 units at a price of $0.04 per unit for total proceeds of $3,000,000. Each unit is comprised of one share of the Company's Common Stock and one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company's Common Stock at a price of $0.10 per share for a period of three years from the date of issuance. The relative fair value of the common stock was $1,928,618 and the relative fair value of the warrants was $1,071,382. No underwriters were used in connection with this private placement and no commissions were incurred in connection with this private placement.

The fair value of the stock was estimated using current market rates and the fair value of the warrants granted with the private placement was computed using the Black-Scholes option-pricing model. Variables used in the option-pricing model include (1) risk free rate at the date of grant (2.69%), (2) expected warrant life of 3 years, (3) expected volatility of 183.33%, and (4) zero expected dividends.

Included among the purchasers in the now closed transaction was Xuguang Sun, the Chief Executive Officer and President of the Company, who individually invested $1,500,000; the other $1,500,000 was from two accredited investors who are non-affiliates of the Company.

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

Note 3 - Related Party Transactions

During the quarter ended March 31, 2008, the Company completed a private placement of its Common Stock. The offering was done for a total of 75,000,000 units at a price of $0.04 per unit for total proceeds of $3,000,000. Each unit is comprised of one share of the Company's Common Stock and one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company's Common Stock at a price of $0.10 per share for a period of three years from the date of issuance. Xuguang Sun, the Chief Executive Officer and President of the Company, who individually invested $1,500,000 in the transaction.

As of March 31, 2008, the Company paid Mr. Xuguang Sun and Mr. Shaojun Sun, directors and officers of the Company, $53,440 for advances previously made to the Company by them for the spin-off of Sunrise Mining Corporation by Magnum and other costs incurred by the Company and its wholly owned subsidiary Oriental Magnum Inc. These advances were unsecured, non-interest bearing and have no fixed terms of repayment. Imputed interest at a rate of 8% in the amount of $2,711 was recorded as an addition to additional paid in capital.

As of March 31, 2008, an officer of the Company advanced $401 to the Company.  These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

On February 19, 2008, Sunrise paid Xuguang Sun, the Chief Executive Officer of the Company, the principal amount of $200,000 for the convertible note payable and the accrued interest with an amount of $5,374.

Note 4 - Formation of New Subsidiary in British Virgin Island

On February 5, 2008, Sunrise incorporated a new wholly owned subsidiary named "eFuture International Limited" in British Virgin Island.  The Company intends to conduct its business through this new subsidiary.

Note 5 - Convertible Note Payable to Related Party

On October 22, 2007 Sunrise Mining Corporation entered into a purchase agreement with Xuguang Sun, Chief Executive Officer and President of the Company, for the placement of an aggregate of $200,000 in principal amount of a Convertible Promissory Note. The Convertible Promissory Note accrues interest at a rate of 8% per annum and it is payable upon demand or upon the conversion of this Note as provided therein. The principal amount and accrued interest of this Note may be converted into the Common Stock of the Company at any time at the option of the holder of this Note, upon written notice to the Company, at the rate of $0.10 (U.S.) per share, subject to adjustment in the event of stock-splits, stock dividends, reorganizations, or other similar events to prevent dilution. Upon conversion, any fractional shares otherwise issuable upon conversion shall be paid in cash by the Company.  The Common Stock issuable upon conversion shall be entitled to piggy-back registration rights in the event that the Company files a registration statement under the Securities Act of 1933. The Company evaluated the conversion feature related to this note and determined no benefit related to the conversion feature.

On February 19, 2008, Sunrise paid the note holder, the principal amount of $200,000 for the convertible note payable and $5,374 for accrued interest.

Note 6 - Subsequent Events

On March 27, 2008, Sunrise amended its article of incorporation to change its name from "Sunrise Mining Corporation" to "Sunrise Holdings Limited" because the operations of the Company will be more diversified and expanded in the future and therefore a new corporate name is appropriate.

On April 3, 2008, Sunrise issued an aggregate of 97,183 shares of its common stock to a consultant in Mongolia to pay for his consulting services rendered in previous years valued at $11,500.

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

General

The following discussion and analysis summarizes the results of operations of Sunrise Holdings Limited, Inc. (the "Sunrise" or "we") for the quarterly ended March 31, 2008.

Sunrise is holding company that currently has two subsidiaries; one subsidiary named "Oriental Magnum Inc." that holds one property in Mongolia, and another subsidiary named "eFuture International Limited". Currently, Sunrise is talking to couple parties on a possible joint-venture program in its Khul Morit property and negotiating with another party on an investment project.  At present, The Company’s property is not in production and it has not started any new project, consequently, it has no current operating income.

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

"Windfall profits" tax

The Mongolian government, on May 12, 2006, imposed what it is called a "windfall profits" tax on mining carried out in that country. The law constitutes a 68% tax on profits from mineral sales when copper and gold price are above US $1.18 per pound and US $500 per ounce, respectively. The new tax has caused significant investor concerns and is inhibiting investment in Mongolia's mining industry.

Given the recent political and mining law changes in Mongolia, we presently believe it would be in our best interests to ensure our investments in Mongolia are secure before a further exploration program can be carried on.

Any additional evaluation test drilling at the Kohl Morit property will require substantial capital expenditures to determine the scope of its copper reserves and to evaluate its commercial viability. Sunrise does not have the necessary capital to conduct additional test drilling to fully evaluate this mining property at this time. Management plans to raise funds from investors who are interested in our property to proceed with next phase exploration program; however, there is no assurance that investment funds will be made available to Sunrise.  Also, management is seeking for a third party on a possible joint-venture exploration program on its KM property, a western mining company just visted our property this week after they evaluated our previous drilling data, but no agreement has been reached yet.

Going forward, Sunrise will focus on to develop some profitable projects that would generate operating incomes through its subsidiary "eFuture International Limited".

Results of Operations

Comparison of the three months ended March 31, 2008 and 2007

For the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007, Sunrise had a net loss of $411 and $27,835, respectively, a decrease of approximately 98.52%. This decrease was mainly due to a decrease in professional fees.

Mining exploration costs were $0 during the three month period ended March 31, 2008, as compared to $8,862 in the comparable period in 2007 because there was no exploration activity going on for the quarter ended March 31, 2008.

General and administrative expenses decreased 62.86% to $7,047 during the three month period ended March 31, 2008 as compared to $18,973 for the comparable period in 2007. This decrease was mainly due to a decrease in professional fees.

Comparison of the six months ended March 31, 2008 and 2007

For the six month period ended March 31, 2008 compared to the six month period ended March 31, 2007, Sunrise had a net loss of $53,732 and $44,504, respectively, an increase of approximately 20.74%. This increase was mainly due to an increase in professional fees and stock-based compensation.

Mining exploration costs were $0 during the six month period ended March 31, 2008, as compared to $19,407 in the comparable period in 2007 because there was no exploration activity going on for the six months ended March 31, 2008.

General and administrative expenses increased 123.87% to $56,184 during the six month period ended March 31, 2008 as compared to $25,097 for the comparable period in 2007. This increase was mainly due to an increase in professional fees and stock-based compensation.

Liquidity and Capital Resources

At March 31, 2008, Sunrise had current assets of $2,924,236, working capital surplus of $2,893,541, and had $16,637 of net cash used by operations during the six month period ended March 31, 2008.

One current director and officer of the Company, has advanced $401 to pay for costs incurred by the Company during the quarter ended March 31, 2008.

On February 19, 2008, Sunrise paid the note holder, the principal amount of $200,000 for the convertible note payable and $5,374 for accrued interest.

Management is currently looking for more capital to complete our corporate objectives. In addition, we may engage in joint activities with other companies. Sunrise cannot predict the extent to which its liquidity and capital resources will be diminished prior to the consummation of a business acquisition or whether its capital will be further depleted by its operating losses. Sunrise has some discussions concerning potential business cooperation with other companies but no final agreement has been reached yet.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008, have concluded that, as of March 31, 2008 (the "Evaluation Date"), the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under that Act.

Changes in Internal Control Over Financial Reporting

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

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

N/A

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, the Company completed a private placement of its Common Stock. The offering was done for a total of 75,000,000 units at a price of $0.04 per unit for total proceeds of $3,000,000. Each unit is comprised of one share of the Company's Common Stock and one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company's Common Stock at a price of $0.10 per share for a period of three years from the date of issuance. Included among the purchasers in the now closed transaction was Xuguang Sun, the Chief Executive Officer and President of the Company, who individually invested $1,500,000; the other $1,500,000 was from two accredited investors who are non-affiliates of the Company. No underwriters were used in connection with this private placement and no commissions were incurred in connection with this private placement.

Payment on Convertible Promissory Note - Related party

On February 19, 2008, Sunrise paid Xuguang Sun, the Chief Executive Officer of the Company, the principal amount of $200,000 for the convertible note payable and accrued interest with an amount of $5,374.

Item 3 Defaults Upon Senior Securities

N/A

Item 4 Submission of Matters to a Vote of Security Holders

N/A

Item 5 Other Information

On February 5, 2008, Sunrise incorporated a new subsidiary named "eFuture International Limited" in British Virgin Island.  The Company intends to do business through this new subsidiary.

On March 27, 2008, Sunrise amended its articles of incorporation to change its name from "Sunrise Mining Corporation" to "Sunrise Holdings Limited" because the operations of the Company will be more diversified and expanded in the future and therefore a new corporate name is appropriate. The name change was effective on April 1, 2008.

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

April 25, 2008	Sunrise Holdings Limited
	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President