Form 10-Q
period 2008-06-30
Sunrise Holdings LTD
filed 2008-08-01
CIK 1394130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 81,282,273 shares as of July 31, 2008.

Transitional Small Business Disclosure Format (Check one): Yes  ☐ No ☒

SUNRISE HOLDINGS LIMITED

INDEX

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements:

Consolidated Balance Sheets as of June 30, 2008 and September 30, 2007 (unaudited)	4

Consolidated Statements of Expenses for the three months and nine months ended June 30, 2008 and 2007, and from October 25, 2005 (inception) to June 30, 2008 (unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended June 30, 2008 and 2007, and from October 25, 2005 (inception) to June 30, 2008 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2: Management's Discussion and Analysis or Plan of Operations	9

Item 3: Controls and Procedures	10

PART II: OTHER INFORMATION

Item 1: Legal Proceedings	11

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3: Defaults upon Senior Securities	11

Item 4: Submission of Matters to a Vote of Security Holders	11

Item 5: Other Information	11

Item 6: Exhibits and Reports on Form 8-K	11

Signatures	12

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

SUNRISE HOLDINGS LIMITED
(formerly Sunrise Mining Corporation)
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND SEPTEMBER 30, 2007
(Unaudited)

	June 30, 2008	September 30, 2007
ASSETS:
Current assets:
Cash	$2,411,122	$-
Prepaid expenses	1,200	-
Note receivable	500,000
Total current assets	2,912,322	-
Intangible assets	949	3,795
Interest receivable	6,710	-

TOTAL ASSETS	$2,919,981	$3,795

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$8,964	$36,607
Advances from company officers	788	60,728
Total Current Liabilities	9,752	97,335

Stockholders' Equity (Deficit):
Preferred Stock, $.001par value; 10,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized,
81,282,273 and 5,785,090 shares issued and outstanding at June 30, 2008 and September 30, 2007, respectively	81,282	5,785
Additional paid-in capital	3,002,724	29,679
Deficit accumulated during the exploration stage	(183,777)	(139,004)

Total Stockholders' Equity (Deficit)	2,910,229	(93,540)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,919,981	$3,795

The accompanying notes are an integral part of these financial statements.

SUNRISE HOLDINGS LIMITED
(formerly Sunrise Mining Corporation)
 (an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH JUNE 30, 2008
(Unaudited)

					October 25, 2005
	Three Months Ended		Nine Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

Expenses:
Exploration costs	-		-	19,407	37,956
General and administrative expenses	5,185	24,764	61,367	49,860	162,415
Total Operating Expenses	5,185	24,764	61,367	69,267	200,371
Net operating loss	(5,185)	(24,764)	(61,3697)	(69,267)	(200,371)

Operating Income (Expense)
Interest income	8,474	-	19,010	-	19,010
Gain on extinguishment of accounts payable	5,669	-	5,669	-	5,669
Interest expense	-	-	(8,085)	-	(8,085)
Total Other Income and Expense	14,143	-	16,594	-	16,594

Net Income (Loss)	$8,958	$(24,764)	$(44,773)	$(69,267)	$(183,777)

Net Income (Loss) per Common Share - Basic and Diluted	$0.00	$(0.25)	$(0.00)	$(0.69)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	81,280,113	100,000	81,280,113	100,000

See the accompanying summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(formerly Sunrise Mining Corporation)
(an Exploration Stage Company)
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH JUNE 30, 2008
 (Unaudited)

			October 25, 2005
	For Nine Months Ended		(Inception) to
	June 30,		June 30,
	2008	2007	2008

Cash Flows from Operating Activities:
Net Loss	$(44,773)	$(44,504)	$(183,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	40,000	-	40,000
Deprecation	2,846	-	2,846
Gain on extinguishment of accounts payable	5,669	-	5,669
Imputed interest on shareholder advance	2,711		2,711
(Increase) in prepaid expenses	(1,200)	-	(1,200)
Increase (decrease) in accounts payable	(27,481)	11,500	9,126

Net Cash Flows Used by Operations	(22,228)	(33,004)	(124,625)

Cash Flows from Investing Activities:
Purchase of assets	-	-	(3,795)
Purchase of senior security note	(500,000)		(500,000)
Interest receivable	(6,710)		(6,710)

Net Cash Flows Used for Investing Activities	(506,710)	-	(510,505)

Cash Flows from Financing Activities:
Stocks issued for cash	3,000,000	-	3,045,464
Repayment for advance from company officer	(62,101)	-	(62,101)
Advance from company officer	2,161	33,004	62,889

Net Cash Flows Provided by Financing Activities	2,940,060	33,004	3,046,252

Net Increase in Cash	2,411,122	-	2,411,122

Cash and cash equivalents - Beginning of period	-	-	-

Cash and cash equivalents - End of period	$2,411,122	$-	$2,411,122

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

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

During the nine months ended June 30, 2008, the Company issued 97,183 shares of its restricted common stocks valued at $11,500 to pay for services rendered by a consultant in Mongolia during previous years. These shares were valued at the closing price on the date of issuance.

Note 3 - Related Party Transactions

During the nine months ended June 30, 2008, the Company completed a private placement of its Common Stock. The offering was done for a total of 75,000,000 units at a price of $0.04 per unit for total proceeds of $3,000,000. Each unit is comprised of one share of the Company's Common Stock and one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company's Common Stock at a price of $0.10 per share for a period of three years from the date of issuance. Xuguang Sun, the Chief Executive Officer and President of the Company, who individually invested $1,500,000 in the transaction.

As of June 30, 2008, the Company paid Mr. Xuguang Sun and Mr. Shaojun Sun, directors and officers of the Company, $62,101 for advances previously made to the Company by them for the spin-off of Sunrise Mining Corporation by Magnum and other costs incurred by the Company and its wholly owned subsidiary Oriental Magnum Inc. These advances were unsecured, non-interest bearing and have no fixed terms of repayment. Imputed interest at a rate of 8% in the amount of $2,711 was recorded as an addition to additional paid in capital.

As of June 30, 2008, an officer of the Company advanced $788 to the Company.  These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Note 4 – Convertible Note Payable to Related Party

On October 22, 2007, Sunrise Mining Corporation entered into a purchase agreement with Xuguang Sun, Chief Executive Officer and President of the Company, for the placement of an aggregate of $200,000 in principal amount of a Convertible Promissory Note. The Convertible Promissory Note accrues interest at a rate of 8% per annum and it is payable upon demand or upon the conversion of this Note as provided therein. The principal amount and accrued interest of this Note may be converted into the Common Stock of the Company at any time at the option of the holder of this Note, upon written notice to the Company, at the rate of $0.10 (U.S.) per share, subject to adjustment in the event of stock-splits, stock dividends, reorganizations, or other similar events to prevent dilution. Upon conversion, any fractional shares otherwise issuable upon conversion shall be paid in cash by the Company.  The Common Stock issuable upon conversion shall be entitled to piggy-back registration rights in the event that the Company files a registration statement under the Securities Act of 1933. The Company evaluated the conversion feature related to this note and determined no benefit related to the conversion feature.

On February 19, 2008, Sunrise paid the note holder, the principal amount of $200,000 for the convertible note payable and $5,374 for accrued interest.

Note 5 - Change of Company Name

On March 27, 2008, Sunrise amended its article of incorporation to change its name from “Sunrise Mining Corporation” to “Sunrise Holdings Limited” because the operations of the Company will be more diversified and expanded in the future and therefore a new corporate name is appropriate.

Note 6 - Formation of New Subsidiary in British Virgin Island

On February 5, 2008, Sunrise incorporated a new wholly owned subsidiary named “eFuture International Limited” in British Virgin Island.  The Company intends to conduct its business through this new subsidiary.

Note 7 - Termination of Khul Morit Property

Sunrise has decided to abandon and terminate its mining rights in its Khul Morit undeveloped mining properties (Mongolia license number 6283) located in Mongolia. A western mining company that the Company had been talking to decided not to proceed with a joint-venture project with us regarding the Khul Morit property after they reviewed our previously exploration data and visited the Khul Morit property in April 2008. Also, after further evaluation of available exploration testing results, the Company has determined that the substantial costs of additional exploratory drilling and geological testing and evaluation would not be desirable for the Company.

Note 8 - Purchase of 15% secured convertible note from SJ Electronics.

Effective May 30, 2008, eFuture International Limited, a wholly owned subsidiary of the Company, executed a purchase agreement and purchased a convertible secured promissory note in the principal amount of $500,000 (U.S.) from SJ Electronics, Inc., whose primary business activities are the manufacture of electronic cable products and assembling on wire harnesses by its five subsidiaries in the People's Republic of China and sales of those products to oversea markets.   The promissory note is due May 29, 2009, and is convertible into the common stock, $.001 par value per share, of SJ Electronics, Inc. (OTC-BB symbol SJEL) at the option of the Company at $1.30 per share.

The Note pays 15% interest (accruing monthly) at maturity, and is convertible into shares of the common stock, par value $.001 per share of SJ Electronics, Inc. at a conversion price equal to $1.30 per share (the “Conversion Price”).  In the event of a conversion, accrued interest shall be automatically converted into common stock.  In addition, SJ Electronics, Inc. has the right to prepay the entire outstanding principal due under the Note upon certain conditions, if no event of default has occurred or is continuing.

The Conversion Price is subject to adjustment for certain events, including dividends, distributions or splits of common stock, or in the event of a consolidation, merger or reorganization.  In addition, the Conversion Price is also subject to adjustment in the event that the pre-tax net income (the “Actual Income”) for the year ending December 31, 2008, shall be less than $10,000,000 (the “2008 Projected Income”).  In such event, the Conversion Price shall be reduced, if applicable, by a pro-rata percentage equal to the percentage of the shortfall in the actual income from the 2008 Projected Income; provided, that such adjustment shall not reduce the Conversion Price to a price lower than $0.65 per share.

SJ Electronics, Inc.’s obligations under the Purchase Agreement and the Note are secured by certain accounts receivable of SJ Electronics, Inc., and by a guaranty of Yu-Ping Agatha Shen, its Chairman, and the pledge of 10,000,000 shares of Common Stock owned by Ms. Shen, pursuant to a Pledge and Security Agreement, dated May 15, 2008.  In addition, SJ Electronics, Inc. entered into a Lockbox Agreement which provides that it shall direct its account debtors to pay funds owed to it to an account maintained for the ratable benefit of the investors, which funds shall be withdrawn from this account as set forth therein.

Under the purchase agreement, SJ Electronics, Inc. is obligated to file a registration statement (the “Registration Statement”) with the U.S. Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the Note.  SJ Electronics, Inc. is obligated to use its best efforts to cause the Registration Statement to be filed no later than 45 days after the closing date and to insure that the Registration Statement remains in effect until all of the shares of common stock issuable upon conversion of the Note have been sold.  In the event of a default of SJ Electronics, Inc.’s registration obligations under the purchase agreement, including its agreement to file the Registration Statement with the Commission no later than 45 days after the closing date, or if the Registration Statement is not declared effective within 180 days after the closing date, it is required to pay to the Company, as partial liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 1% of the liquidated value of the Note, not to exceed an aggregate of 10% of the principal amount of the Note at the time outstanding.

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

The following discussion should be read along with our financial statements as of June 30, 2008, which are included in another section of this document and with our Form 10-KSB as of September 30, 2007 which contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-KSB should be read as applying to all forward-looking statements in any part of this report.

General

The following discussion and analysis summarizes the results of operations of Sunrise Holdings Limited, Inc. (the "Sunrise" or "we") for the quarterly ended June 30, 2008.

Sunrise is holding company that currently has one subsidiary named “eFuture International Limited”. Currently, Sunrise is working on to identify and develop some projects in China.  At present, the Company has no current operating income.

Results of Operations

Comparison of the three months ended June 30, 2008 and 2007

For the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007, Sunrise had a net income of $8,958 compared to a net los of  $24,764, respectively. This decrease was mainly due to a decrease in professional fees.

No mining exploration cost during the three month period ended June 30, 2008 and the comparable period in 2007 because there was no exploration activity going on during those periods.

General and administrative expenses decreased 79.06% to $5,185 during the three month period ended June 30, 2008 as compared to $24,764 for the comparable period in 2007. This decrease was mainly due to a decrease in professional fees.

Comparison of the nine months ended June 30, 2008 and 2007

For the nine month period ended June 30, 2008 compared to the nine month period ended June 30, 2007, Sunrise had a net loss of $44,773 and $69,267, respectively, a decrease of approximately 35.40%. This decrease was mainly due to a no exploration cost was incurred during the nine month period ended June 30, 2008.

Mining exploration costs were $0 during the nine month period ended June 30, 2008, as compared to $19,407 in the comparable period in 2007 because there was no exploration activity going on for the nine months ended June 30, 2008.

General and administrative expenses increased 23.08% to $61,367 during the nine month period ended June 30, 2008 as compared to $49,860 for the comparable period in 2007. This increase was mainly due to an increase in professional fees and stock-based compensation.

Liquidity and Capital Resources

At June 30, 2008, Sunrise had current assets of $2,912,322, working capital surplus of $2,902,570, and had $22,228 of net cash used by operations during the nine month period ended June 30, 2008.

One current director and officer of the Company, has advanced $788 to pay for costs incurred by the Company during the quarter ended June 30, 2008.

Management is currently looking for more capital to complete our corporate objectives. In addition, we may engage in joint activities with other companies. Sunrise cannot predict the extent to which its liquidity and capital resources will be diminished prior to the consummation of a business acquisition or whether its capital will be further depleted by its operating losses. Sunrise has some discussions concerning potential business cooperation or combination with other companies but no final agreement has been reached yet.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008, have concluded that, as of June 30, 2008 (the "Evaluation Date"), the Company's disclosure controls and procedures were not effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under that Act.

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

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

N/A

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2008, the Company issued 97,183 shares of its restricted common stocks valued at $11,500 to pay for services rendered by a consultant in Mongolia during previous years. These shares were issued according to the average price of $0.118333 per share.

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

August 1, 2008	Sunrise Holdings Limited
	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President