Form 10-K
period 2008-09-30
Sunrise Holdings LTD
filed 2008-12-29
CIK 1394130

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT UNDER 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file Number: 0-52518

SUNRISE HOLDINGS LIMITED
Exact name of small business issuer as specified in its charter

Nevada	20 - 8051714
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

1108 W. Valley Blvd, STE 6-399
Alhambra, CA 91803 United States
(Address of principal executive offices)

(626) 407-2618
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                                                   Name of each exchange on which registered
Common Stock                                                        OTC Electronic Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:

Title of Class
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |X| No |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                                Accelerated filer |_|

Non-accelerated filer |_|                          Smaller reporting company |X|

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_|  No |X|

The number of shares of the registrant’s class of common stock, $0.001 par value, outstanding at December 22, 2008: 6,282,273

PART I

ITEM 1.      DESCRIPTION OF BUSINESS

General

Sunrise Holdings Limited ("Sunrise") is holding company that currently has two subsidiaries. Currently, Sunrise is working on to identify and develop some projects.  At present, the Company has no current operating income.

Background

Sunrise was incorporated on October 25, 2005, in the State of Nevada as a wholly owned subsidiary of Magnum d'Or Resources, Inc. ("Magnum"), a publicly traded registered public company (trading symbol MDOR), that is traded on the NASD Electronic Bulletin Board over-the-counter market (OTC-BB). On October 25, 2005, Magnum transferred all of its mining rights and options to acquire mining claims in Mongolia to Sunrise which comprised substantially all of the assets of Magnum. Sunrise continued the exploration program of Magnum in Mongolia and earned the right to exercise the options on its mining claims and to obtain a 100% ownership interest in its two mining claims called the Khul Morit property and the Shandi property. On December 15, 2006, Sunrise incorporated a wholly owned subsidiary called Oriental Magnum Inc. in Mongolia to hold the title of its mining claims. On September 20, 2007, Sunrise completed its spin-off from Magnum to Magnum's stockholders of record on January 23, 2007. On September 28, 2007, Sunrise decided not to renew its Shandi license for business reason. In May 5, 2008, Sunrise decided to abandon and terminate its mining rights in its Khul Morit undeveloped mining properties because it had determined that the substantial costs of additional exploratory drilling and geological testing and evaluation would not be desirable for the Company.

Employees

Sunrise at present has two employees.

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

Name Change

On March 27, 2008, our board of directors and the majority holders of the Company’s capital stock jointly approved amendments to our Articles of Incorporation by written consent to change its name from “Sunrise Mining Corporation” to “Sunrise Holdings Limited” because the operations of the Company will be more diversified and expanded in the future and therefore a new corporate name is appropriate.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

RISK FACTORS

Our lack of operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We have no operating history and have not generated any revenues. Our business plan is speculative and unproven.  There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, we will ever generate revenues or profits, which makes it difficult to evaluate our business.  As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we may never generate revenues or become profitable or incur losses, which may result in a decline in our stock price.

There is substantial doubt about our ability to continue as a going concern as a result of our lack of revenues and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Our lack of operating history and revenues raise substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Certain of our stockholders hold a significant percentage of our outstanding voting securities which could reduce the ability of minority shareholders to effect certain corporate actions.

Our officers, directors and 5% or more shareholders are the beneficial owners of approximately 98.1% of our outstanding voting securities. As a result, they possess significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Because we do not have an audit or compensation committee, shareholders will have to rely on the entire board of directors, none of which is independent, to perform these functions.

We do not have any audit or compensation committee. These functions are performed by the board of directors as a whole. No members of the board of directors are independent directors. Thus, there is a potential conflict in that board members who are management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Because we will need additional capital to implement our business plan and may not be able to obtain sufficient capital, we may be forced to limit the scope of our operations, and our revenues may be reduced.

In connection with implementing our business plans, we will experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including the following:

• our profitability;
•the amount of our capital expenditures.

We cannot assure you that we will be able to obtain capital in the future to meet our needs. We have no sources of financing identified. If we cannot obtain additional funding, we may be required to:

• limit our ability to implement our business plan;
• limit our marketing efforts; and
•decrease or eliminate capital expenditures.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences, and privileges senior to our Common Stock. Any additional financing may not be available to us, or if available, may not be on terms favorable to us.

Although we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") requires our management to report on the operating effectiveness of the Company's Internal Controls over financial reporting for the year ended April 30, 2010. M&K CPAS, PLLC, our independent registered public accounting firm, will be required to attest to the effectiveness of our internal control over financial reporting beginning with the year ended April 30, 2010. We must establish an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We expect that the cost of this program will require us to incur expenses and to devote resources to Section 404 compliance on an ongoing basis.

It is difficult for us to predict how long it will take to complete Management's assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and process on a timely basis. In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected.

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

M&K CPAS, PLLC, the current independent auditors of Sunrise, has expressed substantial doubt regarding the ability of Sunrise to continue as a going concern because of the lack of revenues and the working capital deficit of Sunrise.

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

Potential Quarterly Fluctuations . Sunrise may experience variability in its production, net sales and net income on a quarterly basis as a result of many factors, including the market value for copper, gold and other metals.

Dependence on Senior Management . Sunrise's future performance will depend to a significant extent upon the efforts and abilities of its key management personnel. Sunrise does not have a key life insurance policy on its officers. The loss of service of one or more of the Sunrise's key management personnel could have an adverse effect on Sunrise's business. Sunrise's success and plans for future growth will also depend in part on managements continuing ability to hire, train and retain skilled personnel in all areas of its business.

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

Conflicts of Interest . There are anticipated conflicts of interest between Sunrise and its stockholders, and there may be potential conflicts of interest involving the Company and its stockholders, some of which may affect the planned business activities of Sunrise. The Board of Directors will attempt to resolve any conflict of interest situation which may arise and which is brought to the attention of the Board of Directors on a case-by-case basis.

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

Applicability ofAPenny Stock Rules. Federal regulations under the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"), regulate the trading of so-called penny stocks (the "Penny Stock Rules"), which are generally defined as any security priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. In addition, equity securities which are priced at less than $5.00 per share are deemed penny stocks for the limited purpose of Section 15(b)(6) of the Exchange Act which makes it unlawful for any broker-dealer to participate in a distribution of any penny stock without the consent of the Securities and Exchange Commission if, in the exercise of reasonable care, the broker-dealer is aware of or should have been aware of the participation of previously sanctioned persons. Therefore, if, during the time in which the Common Stock is quoted on any market, the Common Stock is priced below $5.00 per share, trading of the Common Stock will be subject to the provisions of Section 15(b)(6) of the Exchange Act. In such event, it may be more difficult for the stockholder to sell Common Stock in the future in the secondary market.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Although quotations for the Company's Common Stock appear on the NASD over-the-counter Electronic Bulletin Board, there is no established trading market for the Common Stock. Since the Company obtained the ticker symbol (OTCBB: SUIP) on November 20, 2007, transactions in the Common Stock can only be described as sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of any meaningful market value.

The following table sets forth for the respective periods indicated the prices of the Company's Common Stock on the NASD over-the-counter Electronic Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended	High Bid	Low Bid

December 31, 2007	$.08	$.06
March 28, 2008	$.06	$.06
June 30, 2008	$.03	$.03
September 30, 2008	$.08	$.06

As of December 22, 2008, the closing price for the Company's Common Stock was $0.01 per share. There are no outstanding options or warrants to purchase shares of Common Stock of the Company.

Since its inception, no dividends have been paid on the Company's Common Stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

At September 30, 2008, there were approximately 106 holders of record of the Company's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Information and Cautionary Statements

When used in this report in this Form 10-K, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect Sunrise's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business", including "Risk Factors" and "Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

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

General

The following discussion and analysis summarizes the results of operations of Sunrise Holdings Limited, Inc. (the "Sunrise" or we") for the year ended September 30, 2008.

Sunrise is holding company that currently has two subsidiaries named “Oriental Magnum Limited” and “eFuture International Limited”. Currently, Sunrise is working on to identify and develop some projects in China.  At present, the Company has no current operating income.

Results of Operations

Comparison of the Years Ended September 30, 2008 and 2007

For the year ended September 30, 2008 compared to the year ended September 30, 2007, Sunrise had a net loss of $7,073 to $93,540, respectively, a 92.44% decrease in net loss, mainly due to a decrease in professional fees.

Mining exploration costs decreased 100% to $0 during the year ended September 30, 2008 as compared to $19,937 for the comparable period in 2007.

General and administrative expenses decreased 20.73% to $58,343 during the year ended September 30, 2008 as compared to $73,603 for the comparable period in 2007, mainly due to a decrease in professional fees.

Liquidity and Capital Resources

At September 30, 2008, Sunrise had current assets of $2,422,421, working capital of $2,421,422, and had $18,150 of net cash used by operations during the year ended September 30, 2008.

The Company had current assets of $2,422,421 at September 30, 2008 as compared to no current asset at September 30, 2007.

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

ITEM 7.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS

The financial statements required by this Item 8 begin with the Index to the Financial Statements which is located prior to the signature page.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Financial Statements of the Company have been audited by M&K CPAS, PLLC for the fiscal years ended September 30, 2008 and 2007, and Murrell Hall McIntosh & Co PLLP for the period from inception (October 25, 2005) through September 30, 2006.

There have been no changes in or disagreements with either M&K CPAS, PLLC or Murrell Hall McIntosh & Co PLLP, on accounting and financial disclosure matters at any time.

ITEM  9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“the Exchange Act”).   Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, and summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms are defined in Rules 13(a) – 15(f) promulgated under the Securities Exchange Act of 1934, as amended. The purpose of an internal control system is to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than consequential.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008 and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

o	A system of internal controls (including policies and procedures) has neither been designed nor implemented.
o	A formal, internal accounting system has not been implemented.
o	Segregation of duties in the handling of cash, cash receipts, and cash disbursements is not formalized.

It is Management’s opinion that the above weaknesses exist due to the small size of operating staff and the current phase of operations (e.g., no current sales activity).

In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control – Integrated Framework.  Because of the material weaknesses described in the preceding paragraph, Management believes that, as of September 30, 2008, the Company’s internal control over financial reporting was not effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the year ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Inherent Limitations of Internal Controls

Our Principal Executive Officer and Principle Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Management of the Company

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name	Age	Positions

Xuguang Sun	46	Chief Executive Officer, President Treasurer and Director

Shaojun Sun	35	Secretary, Chief Financial Officer, Vice President and Director

All executive officers are elected by the Board of Directors and hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.

The following is information on the business experience of each director and officer.

Mr. Xuguang Sun became a director and the Chief Executive Officer and President of Sunrise Holdings Limited on October 25, 2005. He previously was a director and officer of Magnum d'Or Resources, Inc. He has been the President and General Manager of Sunrise Lighting Holdings Limited and its operating subsidiary since 1997. He graduated from Xian Jiaotong University with an associate degree in electrical engineering in 1989, and holds a degree from the Guangdong Business School.

Mr. Shaojun Sun became a director and the Vice President, Chief Financial Officer and Secretary of Sunrise Holdings Limited on October 25, 2005. He previously was a director and officer of Magnum d'Or Resources, Inc. He has been the director and officer of Sunrise Global Inc and Vice President, Chief Financial Officer and Secretary of Sunrise Lighting Holdings Limited since 1997.

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

Code of Ethics

The Company does not have a code of ethics for our principal executive and financial officers. The Company's management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations

ITEM 11.      EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of the Company's executive officers for the two fiscal years ended September 30, 2008.

Executive Officer Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal year ended September 30, 2008 and September 30, 2007 with Sunrise. Sunrise has not entered into any employment agreements with any of the named executive officers.

The named executive officers were not entitled to receive any compensation from Sunrise during the fiscal year ended September 30, 2008 and September 30, 2007.

(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(I)		(j)
Name and Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonquali- fied Deferred Compensation Earnings		All Other Compensation		Total
Xuguang Sun (1) President, Chief Executive Officer and Treasurer	2008 2007	$ $	0 0	$ $	0 0	$ $	20,000	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	20,000 0

Shaojun Sun (1) Vice President, Chief Financial Officer and Secretary	2008 2007	$ $	0 0	$ $	0 0	$ $	20,000	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	20,000 0

(1)	Mr. Xuguang Sun and Mr. Shaojun Sun became the executive officers of the Company in October 2005.

(2)	Neither Mr. Xuguang Sun nor Mr. Shaojun Sun has received any compensation from Sunrise since its inception on October 25, 2005.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of September 30, 2008, the number and percentage of the 81,282,273 shares of Common Stock and 10,000,000 shares of Preferred Stock which, according to the information supplied to Sunrise, that are to be beneficially owned by (I) each person who is currently a director of the Sunrise, (ii) each executive officer, (iii) all current directors and executive officers of Sunrise as a group and (iv) each person who, to the knowledge of the Company, is to be the beneficial owner of more than 5% of the outstanding Common Stock and Preferred Stock of the Company. Except as otherwise indicated, the persons named in the table will have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Stock		Percent of Class

Sunrise Lighting Holdings Limited 1719 International Trade Centre, 11-19 Sha Tsui Road, Tsuen Wan, Hong Kong, The People's Republic of China	200,277,799	(1)	71.20%

Xuguang Sun 1719 International Trade Centre, 11-19 Sha Tsui Road, Tsuen Wan, Hong Kong, The People's Republic of China	237,977,799	(2)(3)	84.60%

Shaojun Sun 1108 W. Valley Blvd. Suite 6-399, Alhambra, CA 91803	200,612,619	(2)(4)	71.32%

Weiqian Tian Suite 2804, No. 8, Jinyang San Street, Guangzhou, China	18,500,000	(5)	6.58%

Xuding Jiao Suite 2804, No. 8, Jinyang San Street, No. 36, Zhongyuan Development Dist., Jinfeng, Ningxia, China	18,500,000	(6)	6.58%

All executive officers and directors as a group (2 persons)	238,312,619	(7)	84.72%

(1)
Represents the voting beneficial ownership of 200,000,000 shares of Common Stock of the Company created by the voting power of its 10,000,000 shares of non-convertible Preferred Stock of the Company, and also represents 277,799 shares of Common Stock to be held directly in the name of Sunrise Lighting Holdings Limited.

(2)	Because Mr. Sun Xuguang and Mr. Sun Shaojun are the owners and executives of Sunrise Lighting Holdings Limited ("Sunrise"), they are deemed to beneficially own the shares held by Sunrise.

(3)	Includes 37,700,000 shares of Common Stock to be owned directly by Mr. Xuguang Sun.

(4)	Includes 334,820 shares of Common Stock to be owned directly by Mr. Shaojun Sun.

(5)	Includes 18,500,000 shares of Common Stock to be owned directly by Mr. Weiqian Tian.

(6)	Includes 18,500,000 shares of Common Stock to be owned directly by Mr. Xuding Jiao.

(7)	Includes all shares of Common Stock to be owned by Sunrise Lighting Holdings Limited and by all of the shares to be owned by the directors and officers of Sunrise.

The stock transfer agent of Sunrise Holdings Limited will be Pacific Stock Transfer, 500 E. Warm Springs Road, Las Vegas, NV 89119; telephone number 702.361.3033.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 22, 2007 the Company entered into a purchase agreement with Xuguang Sun, Chief Executive Officer and President of the Company, for the placement of an aggregate of $200,000 in principal amount of a Convertible Promissory Note. The Convertible Promissory Note accrues interest at a rate of 8% per annum and it is payable upon demand or upon the conversion of this Note as provided therein. The principal amount and accrued interest of this Note may be converted into the Common Stock of the Company at any time at the option of the holder of this Note, upon written notice to the Company, at the rate of $0.10 (U.S.) per share, subject to adjustment in the event of stock-splits, stock dividends, reorganizations, or other similar events to prevent dilution. Upon conversion, any fractional shares otherwise issuable upon conversion shall be paid in cash by the Company.  The Common Stock issuable upon conversion shall be entitled to piggy-back registration rights in the event that the Company files a registration statement under the Securities Act of 1933. The Company evaluated the conversion feature related to this note and determined no benefit related to the conversion feature.

On February 19, 2008, Sunrise paid the note holder Mr. Xuguang Sun, the principal amount of $200,000 for the convertible note payable and $5,374 for accrued interest.

On November 30, 2007, Mr. Xuguang Sun and Mr. Shaojun Sun each was awarded 200,000 shares of Common Stock of the Company.

During the fiscal year ended September 30, 2008, the Company issued 37,500,000 shares of Common Stock to Mr. Xuguang Sun for $1,500,000 investment made by him.

During the fiscal year ended September 30, 2008, Mr. Xuguang Sun and Mr. Shaojun Sun, directors and officers of the Company, received $62,889 imbursement for advances that they paid for the Company. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended September 30, 2008, and 2007 are as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees (2)	All Other Fees
M&K CPAS, PLLC
for fiscal year ended:
September 30, 2008	$9,513	$0	$0	$0
September 30, 2007	$4,000	$0	$0	$0
___________________________

(1)
Includes audit fees for the annual financial statements of the Company, and review of financial statements included in the Company's Form 10-Q quarterly reports and Form 10-K annual reports, and fees normally provided in connection with statutory and regulatory filings for those fiscal years

The Company does not currently have an audit committee. As a result, our board of directors performs the duties and functions of an audit committee. The Company's Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

ITEM 15.      EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

3.1    Articles of Incorporation of the Company are incorporated herein by reference to the Form 10 - SB registration statement of the Company filed on March 22, 2007

3.2    Certificate of Amendment to Articles of Incorporation of the Company filed on October 04, 2006 is incorporated herein by reference to the Form 10 - SB registration statement of the Company filed on March 22, 2007.

3.3    Bylaws of the Company are incorporated herein by reference to the third exhibit to the Form 10 - SB registration statement of the Company filed on March 22, 2007.

21     List of Subsidiaries

31     Certification of Chief Executive Officer and Principal Financial Officer

32     Certification pursuant to 18 U.S.C. Section 1350

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sunrise Holdings Limited

We have audited the accompanying consolidated balance sheets of Sunrise Holdings Limited (an exploration stage company) as of September 30, 2008 and 2007, and the related consolidated statements of expenses, changes in stockholders' equity, and cash flows for the years then ended. The consolidated financial statements for the period October 25, 2005 (inception) through September 30, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period October 25, 2005 (inception) through September 30, 2006, include total revenues of $0 and a net loss of $45,464. Our opinion on the consolidated statements of expenses, stockholders's deficit and cash flows for the period October 25, 2005 (inception) through September 30, 2006, insofar as it relates to amounts for prior periods through September 30, 2006, is based solely on the reports of other auditors. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Holdings Limited and as of September 30, 2008 and 2007, and the results of its operations, changes in stockholders' equity and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
December 22, 2008

SUNRISE HOLDINGS LIMITED
(formerly Sunrise Mining Corporation)
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2008 AND 2007

	September 30, 2008	September 30, 2007
ASSETS:
Current assets:
Cash	$2,421,221	$-
Prepaid expenses	1,200	-

Total current assets	2,422,421	-

Other assets
Intangible assets	-	3,795

TOTAL ASSETS	$2,422,421	$3,795

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$900	$36,607
Advances from company officers	99	60,728

Total Current Liabilities	999	97,335

TOTAL LIABILITIES	999	97,335

Stockholders' Equity (Deficit):
Preferred Stock, $.001par value; 10,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized,
81,282,273 and 5,785,090 shares issued and outstanding at September 30, 2008 and 2007, respectively	81,282	5,785
Subscription receivable	(526,507)	-
Additional paid-in capital	3,002,724	29,679
Deficit accumulated during the development stage	(146,077)	(139,004)

Total Stockholders' Equity (Deficit)	2,421,422	(93,540)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,422,421	$3,795

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
(formerly Sunrise Mining Corporation)
 (an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
FOR THE YEAR ENDED SEPTEMBER 30, 2008 AND 2007 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2008

	For the Year	For the Year	October 25, 2005
	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008
Expenses:
Exploration costs	$-	$19,937	$37,956
General and administrative expenses	58,343	73,603	159,390
Total Operating Expenses	58,343	93,540	197,346
Net operating loss	(58,343)	(93,540)	(197,346)

Operating Income (Expense)
Interest income	53,686	-	53,686
Gain on extinguishment of accounts payable	5,669	-	5,669
Interest expense	(8,085)	-	(8,085)
Total Other Income and Expense	51,270	-	51,270

Net Loss	$(7,073)	$(93,540)	$(146,077)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.02)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	61,705,766	5,785,090

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(formerly Sunrise Mining Corporation)
(an Exploration Stage Company)
FOR THE YEAR ENDEDSEPTEMBER 30, 2008 AND 2007 AND THE PERIODS
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2008

			October 25, 2005
	For the Year Ended		(Inception) to
	September 30,		September 30,
	2008	2007	2008

Cash Flows from Operating Activities:
Net Loss	$(7,073)	$(93,540)	$(146,077)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stocks issued for services	45,831	-	45,831
Deprecation	3,795	-	3,795
Gain on extinguishment of accounts payable	(5,669)	-	(5,669)
Imputed interest on shareholder advance	2,711	-	2,711
(Increase) in prepaid expenses	(1,200)	-	(1,200)
(Increase) in interest receivable	(26,507)	-	(26,507)
Increase (decrease) in accounts payable	(30,038)	36,607	6,569

Net Cash Flows Provide by (Used in) Operations	(18,150)	(56,933)	(120,547)

Cash Flows from Investing Activities:
Purchase of assets	-	(3,795)	(3,795)

Net Cash Flows Used for Investing Activities	-	(3,795)	(3,795)

Cash Flows from Financing Activities:
Stocks issued for cash	3,000,000	-	3,045,464
Subscription receivable	(500,000)	-	(500,000)
Repayment for advance from company officer	(62,101)	-	(62,101)
Advance from company officer	1,472	60,728	62,200

Net Cash Flows Provided by Financing Activities	2,439,371	60,728	2,445,563

Net Increase in Cash	2,421,221	-	2,421,221

Cash and cash equivalents - Beginning of period	-	-	-

Cash and cash equivalents - End of period	$2,421,221	$-	$2,421,221

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
(formerly Sunrise Mining Corporation)
(an Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2008

							Accumulated
						Additional	(Deficit) During the	Total
	Preferred Stock		Common Stock		Subscription	Paid-in	Development	Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Receivable	Capital	Stage	Equity

Inception - October 25, 2005	-	$-	-	$-	$-	$-	$-	$-

Issuance of stock to parent for expenses	-	-	100,000	100	-	45,364	-	45,464
Net loss for year	-	-	-	-	-	-	(45,464)	(45,464)

Balance - September 30, 2006	-	-	100,000	100	-	45,364	(45,464)	-

Issuance of preferred stock	10,000,000	10,000	-	-	-	(10,000)	-	-
Cancellation of common stock	-	-	(100,000)	(100)	-	100	-	-
Issuance of common stock	-	-	5,785,090	5,785	-	(5,785)	-	-
Net loss for the year	-	-	-	-	-	-	(93,540)	(93,540)

Balance - September 30, 2007	10,000,000	10,000	5,785,090	5,785	-	29,679	(139,004)	(93,540)

Issuance of common stock for cash	-	-	75,000,000	75,000	-	2,925,000	-	3,000,000
Subscription receivable	-	-	-	-	(526,507)	(526,507)	-	(526,507)
Issuance of common stock for services	-	-	497,183	497	-	45,334	-	45,831
Imputed interest on shareholder advance	-	-	-	-	-	2,711	-	2,711
Net loss for the year	-	-	-	-	-	-	(7,073)	(7,073)

Balance - September 30, 2008	10,000,000	$10,000	81,282,273	$81,282	$(526,507)	$(3,002,724)	$(146,077)	$2,421,422

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
(formerly Sunrise Mining Corporation)
(an Exploration Stage Company)
Notes To Consolidated Financial Statements

Note 1 -   Summary of Significant Accounting Policies

Sunrise Holdings Limited (formerly Sunrise Mining Corporation) is an exploration stage company which was incorporated on October 25, 2005 in the State of Nevada. The Company is a mining resource company focused on the exploration and advancement of premium base and precious metal assets. The Company previously had two properties in Mongolia where it had options to earn 100% of the mineral rights and to purchase the royalties outright. These two properties were transferred to the Company from its former parent, Magnum d'Or Resources Inc., in October 2005.

During December 2006, the former parent of Sunrise formed Oriental Magnum, Inc. ("Oriental") in Mongolia. Subsequent to Oriental's incorporation, the former parent of Sunrise transferred the titles for both the Khul Morit license and the Shandi license to the name of Oriental in January 2007.  On September 28, 2007, the Company decided not to renew its Shandi license for business reasons.

On March 27, 2008, Sunrise amended its article of incorporation to change its name from “Sunrise Mining Corporation” to “Sunrise Holdings Limited” because the operations of the Company will be more diversified and expanded in the future and therefore a new corporate name is appropriate.

On February 5, 2008, Sunrise incorporated a new wholly owned subsidiary named “eFuture International Limited” in British Virgin Islands.  The Company intends to conduct its business through this new subsidiary.

On May 5, 2008, Sunrise decided to abandon and terminate its mining rights in its Khul Morit undeveloped mining properties because it had determined that the substantial costs of additional exploratory drilling and geological testing and evaluation would not be desirable for the Company.

The Company is currently seeking other business opportunities.

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

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2008 and 2007, there were no cash equivalents.

Exploration Stage Mining Company

The Company complies with Statement of Financial Accounting Standard ("SFAS") No. 7 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as exploration stage.

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or disposal of Long- lived Assets".  Under SFAS No. 144, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value. Management has determined no impairment is necessary at September 30, 2008 and 2007.

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company has determined that any potential foreign currency translation gain or loss is not material and as a result other comprehensive income presentation is not presented.

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.  No adjustments have been made in the current period.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending September 30, 2008 and 2007.

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

The Company did not grant any stock options during the period ended September 30, 2008 and 2007.

Intangible Assets

Intangible assets that include patent licenses, purchased software and license fees for technologies such as edgarization software are being amortized by the straight-line method based on the Company's assessment of each asset's useful life.

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

Note 2 - Going Concern

Sunrise's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $146,077 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2008, all of which raise substantial doubt about Sunrise's ability to continue as a going concern.

Note 3 - Income Taxes

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses from inception.

At September 30, 2008, the Company had US net operating loss carryforwards of approximately $146,077 for federal income tax purposes.

Deferred tax assets and liabilities are comprised of the following as of September 30, 2008:

Deferred income tax assets:

Tax effect of net operating loss carryforward	$49,666
Valuation allowance	(49,666)
Net deferred tax asset	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2008, the Company had net operating loss carryforward of approximately $146,077 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income will begin expiring in 2026. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 4 - Share Capital

On November 26, 2007, the Company issued 400,000 restricted common stocks to Board of Directors of the Company for their services during 2007. These shares were valued at $20,000 based on their market value of $0.05 per share on the initial date of trading, December 1, 2007, which is recorded as a contribution of capital for the value of the shares and an equivalent amount to stock based compensation.

During the fiscal year ended September 30, 2008, the Company completed a private placement of its Common Stock. The offering was done for a total of 75,000,000 units at a price of $0.04 per unit for total proceeds of $3,000,000. Each unit is comprised of one share of the Company's Common Stock and one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company's Common Stock at a price of $0.10 per share for a period of three years from the date of issuance. The relative fair value of the common stock was $1,928,618 and the relative fair value of the warrants was $1,071,382. No underwriters were used in connection with this private placement and no commissions were incurred in connection with this private placement.

These shares were later rescinded subsequent to year end and the proceeds were returned to the investors. See Note 8.

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

During the fiscal year ended September 30, 2008, the Company issued 97,183 shares of its restricted common stocks valued at $5,831 to pay for services rendered by a consultant in Mongolia during previous years. These shares were valued at the closing price on the date of issuance.

Note 5 - Related Party Transactions

On October 22, 2007, Sunrise entered into a purchase agreement with Xuguang Sun, Chief Executive Officer and President of the Company, for the placement of an aggregate of $200,000 in principal amount of a Convertible Promissory Note. The Convertible Promissory Note accrues interest at a rate of 8% per annum and it is payable upon demand or upon the conversion of this Note as provided therein. The principal amount and accrued interest of this Note may be converted into the Common Stock of the Company at any time at the option of the holder of this Note, upon written notice to the Company, at the rate of $0.10 (U.S.) per share, subject to adjustment in the event of stock-splits, stock dividends, reorganizations, or other similar events to prevent dilution. Upon conversion, any fractional shares otherwise issuable upon conversion shall be paid in cash by the Company.  The Common Stock issuable upon conversion shall be entitled to piggy-back registration rights in the event that the Company files a registration statement under the Securities Act of 1933. The Company evaluated the conversion feature related to this note and determined no derivative or beneficial conversion feature existed.

These shares were later rescinded subsequent to year end and the proceeds were returned to the investors. See Note 8.

On February 19, 2008, Sunrise paid the note holder Mr. Xuguang Sun, the principal amount of $200,000 for the convertible note payable and $5,374 for accrued interest.

During the fiscal year ended September 30, 2008, the Company completed a private placement of its Common Stock. The offering was done for a total of 75,000,000 units at a price of $0.04 per unit for total proceeds of $3,000,000. Each unit is comprised of one share of the Company's Common Stock and one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company's Common Stock at a price of $0.10 per share for a period of three years from the date of issuance. Xuguang Sun, the Chief Executive Officer and President of the Company, who individually invested $1,500,000 in the transaction.

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

As of September 30, 2008, the Company paid an officer $788 for advances previously made to the Company by him.  These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Note 6 - Termination of Khul Morit Property

During the fiscal year ended September 30, 2008, Sunrise abandoned and terminated its mining rights in its Khul Morit undeveloped mining properties (Mongolia license number 6283) located in Mongolia. A western mining company that the Company had been talking to decided not to proceed with a joint-venture project with us regarding the Khul Morit property after they reviewed our previously exploration data and visited the Khul Morit property in April 2008. Also, after further evaluation of available exploration testing results, the Company has determined that the substantial costs of additional exploratory drilling and geological testing and evaluation would not be desirable for the Company.

Note 7 - Purchase of 15% Secured Convertible Note from SJ Electronics.

On May 30, 2008, eFuture International Limited, a wholly owned subsidiary of the Company, executed a purchase agreement and purchased a convertible secured promissory note in the principal amount of $500,000 (U.S.) from SJ Electronics. The Note pays 15% interest (accruing monthly) at maturity, and is convertible into shares of the common stock, par value $.001 per share of SJ Electronics, Inc. at a conversion price equal to $1.30 per share (the “Conversion Price”).  In the event of a conversion, accrued interest shall be automatically converted into common stock.  In addition, SJ Electronics, Inc. has the right to prepay the entire outstanding principal due under the Note upon certain conditions, if no event of default has occurred or is continuing.

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

This note was resold to Mr. Xuguang Sun on October 30, 2008. The note receivable and accrued interest in the amount of $26,507 are shown in the financial statements as a subscription receivable and reduction of stockholders’ equity due to the fact that the amounts are not collectible at September 30, 2008 and were later part of the rescission of shares. See Note 8.

Note 8 - Subsequent Events

On October 30, 2008, the Board of Directors of Sunrise authorized the termination and rescission of its previous sales of its common stock and stock purchase warrants in the aggregate amount of $3,000,000 that were sold by the Corporation to three non-us investors during January 2008. The Corporation have returned investors in the aggregate amount of $2,933,128, which includes (1): $750,000 cash to Weiquan Tian; (2) $750,000 cash to Xuding Jiao; (3) $900,000 cash and a convertible secured promissory note in the principal amount of $500,000 (U.S.) and its accrued interests of $33,128 (U.S.) from SJ Electronics, Inc. to Xuguang Sun and cancelled all the outstanding shares of common stock and stock purchase warrants previously issued to them.

The Corporation and the stockholders mutually agreed to rescind the stock purchase due to changes in the prospective business planning of the Corporation and the recent material changes in the natural resources industry, particularly the decline in prices of natural resources.

INDEX OF EXHIBITS ATTACHED

Exhibit Number        Description

21	List of subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Exhibit 21

Sunrise Holdings Limited has two subsidiaries:

Name	Jurisdiction

Oriental Magnum Limited	Mongolia
Efuture International Limited	British Virgin Islands

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SUNRISE HOLDINGS LIMITED

Dated: December 26, 2008	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President

Dated: December 26, 2008	By:	/s/ Xuguang Sun
Xuguang Sun, Director

Dated: December 26, 2008	By:	/s/ Shaojun Sun
Shaojun Sun, Director