Form 10-Q
period 2008-12-31
Sunrise Holdings LTD
filed 2009-02-06
CIK 1394130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,282,273 shares as of February 6, 2009.

Transitional Small Business Disclosure Format (Check one): Yes  ☐ No ☒

SUNRISE HOLDINGS LIMITED

INDEX

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements:

Consolidated Balance Sheets as of December 31, 2008 and September 30, 2008 (unaudited)	4

Consolidated Statements of Expenses for the three months ended December 31, 2008 and 2007, and from October 25, 2005 (inception) to December 31, 2008 (unaudited)	5

Consolidated Statements of Cash Flows for the three months ended December 31, 2008 and 2007, and from October 25, 2005 (inception) to December 31, 2008 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2: Management's Discussion and Analysis or Plan of Operations	8

Item 3: Quantitative and Qualitative Disclosures About Market Risk	9

Item 4: Controls and Procedures	9

PART II: OTHER INFORMATION

Item 1: Legal Proceedings	10

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3: Defaults upon Senior Securities	10

Item 4: Submission of Matters to a Vote of Security Holders	10

Item 5: Other Information	10

Item 6: Exhibits and Reports on Form 8-K	10

Signatures	11

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 ANDSEPTEMBER 30, 2008
(Unaudited)

	DECEMBER 31, 2008	SEPTEMBER 30, 2008
ASSETS:
Current assets:
Cash	$21,808	$2,421,222
Prepaid expenses	900	1,200

Total current assets	22,708	2,422,422

TOTAL ASSETS	$22,708	$2,422,422

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$4,160	$900
Advances from company officers	43	99

Total Current Liabilities	4,203	999

TOTAL LIABILITIES	4,203	999

Stockholders' Equity:
Preferred Stock, $.001par value; 10,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized,
6,282,273 and 81,282,273 shares issued and outstanding at December 31, 2008 and September 30, 2008, respectively	6,282	81,282
Additional paid-in capital	144,465	3,002,724
Subscription receivable	-	(526,506)
Deficit accumulated during the exploration stage	(142,242)	(146,077)

Total Stockholders' Equity	18,505	2,421,423

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,708	$2,422,422

The accompanying notes are an integral part of these financial statements.

SUNRISE HOLDINGS LIMITED
 (an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH DECEMBER 31, 2008
(Unaudited)

			October 25, 2005
	Three Months Ended		(Inception) to
	December 31,		December 31,
	2008	2007	2008
Expenses:
Exploration costs	$-	$-	$37,956
General and administrative expenses	7,296	49,136	166,687
Total Operating Expenses	7,296	49,136	204,643
Net operating loss	(7,296)	(49,136)	(204,643)

Operating Income (Expense)
Interest income	11,131	1,663	64,817
Gain on extinguishment of accounts payable	-	-	5,669
Interest expense	-	(5,848)	(8,085)
Total Other Income and Expense	11,131	(4,185)	62,400

Net Income (Loss)	$3,834	$(53,321)	$(142,242)

Net Income (Loss) per Common Share - Basic and Diluted	$0.00	$(0.01)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	31,007,548	5,938,936

See the accompanying summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH DECEMBER 31, 2008
 (Unaudited)

			October 25, 2005
	For Three Months Ended		(Inception) to
	December 31,		December 31,
	2008	2007	2008

Cash Flows from Operating Activities:
Net Income (Loss)	$3,834	$(53,321)	$(142,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	-	40,000	45,831
Deprecation	-	949	3,795
Gain on extinguishment of accounts payable	-	-	(5,669)
Imputed interest on shareholder advance	-	2,711	2,711
(Increase) decrease in prepaid expenses	300	-	(900)
(Increase) in interest receivable	(6,752)	-	(33,259)
Increase (decrease) in accounts payable	3,260	2,429	9,829
Increase (decrease) in accrued liabilities	-	3,136	-

Net Cash Flows Provide by (Used by) Operations	642	(4,096)	(119,904)

Cash Flows from Investing Activities:
Purchase of assets	-	-	(3,795)

Net Cash Flows Used for Investing Activities	-	-	(3,795)

Cash Flows from Financing Activities:
Stocks issued for cash	-	-	3,045,464
Shares Rescinded	(2,400,000)	-	(2,400,000)
Issuance of note receivable	-	-	(500,000)
Repayment for advance from company officer	(99)	(8,661)	(62,200)
Advance from company officer	43	1,372	62,243
Proceeds from convertible note - related party	-	200,000	-

Net Cash Flows (Used in) Provided by Financing Activities	(2,400,056)	192,711	145,507

Net Increase (Decrease) in Cash	(2,399,414)	188,615	21,808

Cash and cash equivalents - Beginning of period	2,421,222	-	-

Cash and cash equivalents - End of period	$21,808	$188,615	$21,808

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-
Supplemental disclosure of non cash investing and financing activities:
Reduction of note in connection with share recission	$500,000	$-	$500,000

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
Notes To Consolidated Financial Statements
  (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Sunrise Holdings Limited have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Sunrise's audited 2008 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Sunrise's 2008 annual financial statements have been omitted.

Note 2 - Going Concern

Sunrise's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $142,242 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2009, all of which raise substantial doubt about Sunrise's ability to continue as a going concern.

Note 3 - Rescission of Previous Sales of Common Stock

On October 30, 2008, the Board of Directors of Sunrise authorized the termination and rescission of its previous sales of its common 75,000,000 stock and stock purchase warrants in the aggregate amount of $3,000,000 that were sold by the Corporation to three non-us investors during January 2008. The Corporation returned to investors the aggregate amount of $2,933,128, which includes (1): $750,000 cash to Weiquan Tian; (2) $750,000 cash to Xuding Jiao; (3) $900,000 cash and a convertible secured promissory note in the principal amount of $500,000 (U.S.) and its accrued interests of $33,128 (U.S.) from SJ Electronics, Inc. to Xuguang Sun and cancelled all the 75,000,000 outstanding shares of common stock and stock purchase warrants previously issued to them.

The Corporation and the stockholders mutually agreed to rescind the stock purchase due to changes in the prospective business planning of the Corporation and the recent material changes in the natural resources industry, particularly the decline in prices of natural resources.

Note 4 - Related Party Transactions

On October 30, 2008, the Company returned $900,000 cash and a convertible secured promissory note in the principal amount of $500,000 (U.S.) and its accrued interest of $33,128 (U.S.) from SJ Electronics, Inc. to our president Xuguang Sun and cancelled all the 38,750,000 shares of common stock and stock purchase warrants previously issued to him for his $1,500,000 investment made to the Company.

As of December 31, 2008, an officer of the Company advanced $43 to the Company.  These advances are unsecured, non-interest bearing and have no fixed terms of repayment. No imputed interest was included due to the amount being immaterial.

Note 5 - Interest Income

For the three months ended December 31, 2008, the Company earned $11,131 in interest income from cash invested in a money market account.

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

The following discussion should be read along with our financial statements as of December 31, 2008, which are included in another section of this document and with our Form 10-K as of September 30, 2008 which contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

General

The following discussion and analysis summarizes the results of operations of Sunrise Holdings Limited, Inc. (the "Sunrise" or "we") for the quarter ended December 31, 2008.

Sunrise is holding company that currently has one subsidiary named "Future International Limited". Currently, Sunrise is working on to identify and develop some projects in China. At present, the Company has no current operating income.

Results of Operations

Comparison of the three months ended December 31, 2008 and 2007

For the three-month period ended December 31, 2008 compared to the three month period ended December 31, 2007, Sunrise had a net income of $3,834 compared to a net loss of  $53,321, respectively. This decrease was mainly due to a decrease in administrative cost and interest expense.

No mining exploration cost during the three month period ended December 31, 2008 and the comparable period in 2007 because there was no exploration activity going on during those periods.

General and administrative expenses decreased 85.15% to $7,296 during the three month period ended December 31, 2008 as compared to $49,136 for the comparable period in 2007. This decrease was mainly due to a decrease in professional fees.

Liquidity and Capital Resources

At December 31, 2008, Sunrise had current assets of $22,708, working capital surplus of $18,505, and had $642 of net cash used by operations during the three month period ended December 31, 2008.

One current director and officer of the Company, has advanced $43 to pay for costs incurred by the Company during the quarter ended December 31, 2008.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We  carried out an evaluation, under the supervision and with the participation   of  our  management,  including   our   principal executive  officer  and  principal  financial  officer,  of   the effectiveness  of  our  disclosure controls  and  procedures  (as defined  in  Rules  13a-15(e) and 15d-15(e) of the  Exchange  Act (defined  below)).   Based  upon that evaluation,  our  principal executive officer and principal financial officer concluded that, as  of  the  end  of  the  period covered  in  this  report,  our disclosure controls and procedures were effective to ensure  that information required to be disclosed in reports filed  under  the Securities Exchange Act of 1934, as amended (the "Exchange  Act") is  recorded,  processed,  summarized  and  reported  within  the required time periods and is accumulated and communicated to  our management,   including  our  principal  executive  officer   and principal  financial  officer, as  appropriate  to  allow  timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and   operated,  can  provide  only  reasonable,  not   absolute, assurance   that  the  objectives  of  the  control  system   are met.   Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended December 31, 2008 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

February 6, 2009	Sunrise Holdings Limited
	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President