Form 10-Q
period 2009-03-31
Sunrise Holdings LTD
filed 2009-04-30
CIK 1394130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,282,273 shares as of April 29, 2009.

Transitional Small Business Disclosure Format (Check one): Yes  ☐ No ☒

SUNRISE HOLDINGS LIMITED

INDEX

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements:

Consolidated Balance Sheets as of March 31, 2009 and September 30, 2008 (unaudited)	4

Consolidated Statements of Expenses for the three months and six months ended March 31, 2009 and 2008, and from October 25, 2005 (inception) to March 31, 2009 (unaudited)	5

Consolidated Statements of Cash Flows for the six months ended March 31, 2009 and 2008, and from October 25, 2005 (inception) to March 31, 2009 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2: Management's Discussion and Analysis or Plan of Operations	8

Item 3: Quantitative and Qualitative Disclosures about Market Risk	9

Item 4: Controls and Procedures	9

PART II: OTHER INFORMATION

Item 1: Legal Proceedings	10

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3: Defaults upon Senior Securities	10

Item 4: Submission of Matters to a Vote of Security Holders	10

Item 5: Other Information	10

Item 6: Exhibits and Reports on Form 8-K	10

Signatures	11

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND SEPTEMBER 30, 2008
(Unaudited)

	MARCH 31, 2009	SEPTEMBER 30, 2008
ASSETS:
Current assets:
Cash	$18,459	$2,421,222
Prepaid expenses	600	1,200

Total current assets	19,059	2,422,422

TOTAL ASSETS	$19,059	$2,422,422

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$900	$900
Advances from company officers	18	99

Total Current Liabilities	918	999

TOTAL LIABILITIES	918	999

Stockholders' Equity:
Preferred Stock, $.001par value; 10,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized,
6,282,273 and 81,282,273 shares issued and outstanding at March 31, 2009 and September 30, 2008, respectively	6,282	81,282
Additional paid-in capital	146,465	3,002,724
Subscription receivable	-	(526,507)
Deficit accumulated during the exploration stage	(144,606)	(146,077)

Total Stockholders' Equity	18,141	2,421,423

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,059	$2,422,422

The accompanying notes are an integral part of these financial statements.

SUNRISE HOLDINGS LIMITED
 (an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008, AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH MARCH 31, 2009
(Unaudited)

					October 25, 2005
	Three Months Ended		Six Months Ended		(Inception) to
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009
Expenses:
Exploration costs	$-	$-	$-	$-	$37,956
General and administrative expenses	2,423	7,048	9,719	56,184	169,110
Total Operating Expenses	2,423	7,048	9,719	56,184	199,769
Net operating loss	(2,423)	(7,048)	(9,719)	(56,184)	(207,066)

Operating Income (Expense)
Interest income	59	8,873	11,190	10,536	64,876
Gain on extinguishment of accounts payable	-	-	-	-	5,669
Interest expense	-	(2,236)	-	(8,084)	(8,085)
Total Other Income and Expense	59	6,637	11,190	2,452	62,460

Net Income (Loss)	$(2,364)	$(411)	$1,470	$(53,732)	$(144,606)

Net Income (Loss) per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	6,282,273	78,412,563	18,644,910	42,126,074

See the accompanying summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH MARCH 31, 2009
 (Unaudited)

			October 25, 2005
	For Six Months Ended		(Inception) to
	March 31,		March 31,
	2009	2008	2009

Cash Flows from Operating Activities:
Net Income (Loss)	$1,470	$(53,732)	$(144,606)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stocks issued for services	-	40,000	45,831
Deprecation	-	1,897	3,795
Gain on extinguishment of accounts payable	-	-	(5,669)
Imputed interest on shareholder advance	-	2,711	2,711
(Increase) decrease in prepaid expenses	600	(1,200)	(600)
(Increase) in interest receivable	(6,752)	-	(33,259)
Increase (decrease) in accounts payable	-	(6,313)	6,569

Net Cash Flows Used in Operationg Activities	(4,682)	(16,637)	(125,228)

Cash Flows from Investing Activities:
Sale (Purchase) of assets	2,000	-	(1,795)

Net Cash Flows Used for Investing Activities	2,000	-	(1,795)

Cash Flows from Financing Activities:
Stocks issued for cash	-	3,000,000	3,045,464
Shares Rescinded	(2,400,000)	-	(2,400,000)
Issuance of note receivable	-	-	(500,000)
Repayment for advance from company officer	(99)	(62,101)	(62,200)
Advance from company officer	18	1,774	62,218

Net Cash Flows (Used in) Provided by Financing Activities	(2,400,081)	2,939,673	145,482

Net Increase (Decrease) in Cash	(2,402,763)	2,923,036	18,459

Cash and cash equivalents - Beginning of period	2,421,222	-	-

Cash and cash equivalents - End of period	$18,459	$2,923,036	$18,459

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

Supplement disclosure of non cash investing and financing activities:
Reduction of note in connection with share recission	$500,000	$-	$500,000

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

Note 2 - Going Concern

Sunrise's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $144,606 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2010, all of which raise substantial doubt about Sunrise's ability to continue as a going concern.

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

Note 4 – Sale of Common Stock of eFuture International Limited

On February 5, 2008, Sunrise incorporated a new wholly owned subsidiary named “eFuture International Limited” in the British Virgin Islands. The Company intended to conduct its business through this new subsidiary.

On March 2, 2009, the Board of Directors of Sunrise approved the sale of all the Common Stock of eFuture International Limited to the Chief Executive Officer of the Company for $2,000. At the closing day of the sale, eFuture had no assets and liabilities.

Note 5 - Related Party Transactions

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

On March 2, 2009, Mr. Xuguang Sun, the Chief Executive Officer of the Company purchased all the Common Stock of eFuture International Limited for $2,000.

As of March 31, 2009, an officer of the Company advanced $18 to the Company.  These advances are unsecured, non-interest bearing and have no fixed terms of repayment. No imputed interest was included due to the amount being immaterial.

Note 6 - Interest Income

For the three and six months ended March 31, 2009, the Company earned $59 and $11,190, respectively in interest income from cash invested in a money market account.

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

The following discussion should be read along with our financial statements as of March 31, 2009, which are included in another section of this document and with our Form 10-K as of September 30, 2008 which contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

General

The following discussion and analysis summarizes the results of operations of Sunrise Holdings Limited, Inc. (the "Sunrise" or "we") for the quarter ended March 31, 2009.

Sunrise currently is working on to identify and develop some projects in China. At present, the Company has no current operating income.

Results of Operations

Comparison of the three months ended March 31, 2009 and 2008

For the three-month period ended March 31, 2009 compared to the three month period ended March 31, 2008, Sunrise had a net loss of $2,364 compared to a net loss of  $411, respectively. The increase in net loss was mainly due to a decrease in interest income, though the administrative cost was decreased.

No mining exploration cost during the three month period ended March 31, 2009 and the comparable period in 2008 because there was no exploration activity going on during those periods.

General and administrative expenses decreased 65.62% to $2,423 during the three month period ended March 31, 2009 as compared to $7,048 for the comparable period in 2008. This decrease was mainly due to a decrease in professional fees.

Comparison of the six months ended March 31, 2009 and 2008

For the six month period ended March 31, 2009 compared to the six month period ended March 31, 2008, Sunrise had net income of $1,470 compared to a net loss of $53,732, respectively. This increase was mainly due to a decrease in professional fees, stock-based compensation and interest expense.

No mining exploration cost during the six month period ended March 31, 2009 and the comparable period in 2008 because there was no exploration activity going on during those periods.

General and administrative expenses decreased 82.7% to $9,719 during the six month period ended March 31, 2009 as compared to $56,184 for the comparable period in 2008. This decrease was mainly due to a decrease in professional fees and stock-based compensation.

Liquidity and Capital Resources

At March 31, 2009, Sunrise had current assets of $19,059, working capital surplus of $18,141, and had $4,682 of net cash used by operations during the six month period ended March 31, 2009.

One current director and officer of the Company, has advanced $18 to pay for costs incurred by the Company during the quarter ended March 31, 2009.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

April 29, 2009	Sunrise Holdings Limited
	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President