Form 10-Q
period 2009-06-30
Sunrise Holdings LTD
filed 2009-07-27
CIK 1394130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,282,273 shares as of July 24, 2009.

Transitional Small Business Disclosure Format (Check one): Yes  ☐ No ☒

SUNRISE HOLDINGS LIMITED

INDEX

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements:

Consolidated Balance Sheets as of June 30, 2009 and September 30, 2008 (unaudited)	4

Consolidated Statements of Expenses for the three months and nine months ended June 30, 2009 and 2008, and from October 25, 2005 (inception) to June 30, 2009 (unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended June 30, 2009 and 2008, and from October 25, 2005 (inception) to June 30, 2009 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2: Management's Discussion and Analysis or Plan of Operations	8

Item 3: Quantitative and Qualitative Disclosures About Market Risk	9

Item 4: Controls and Procedures	9

PART II: OTHER INFORMATION

Item 1: Legal Proceedings	10

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3: Defaults upon Senior Securities	10

Item 4: Submission of Matters to a Vote of Security Holders	10

Item 5: Other Information	10

Item 6: Exhibits and Reports on Form 8-K	10

Signatures	11

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND SEPTEMBER 30, 2008
(Unaudited)

	June 30, 2009	September 30, 2008
ASSETS:
Current assets:
Cash	$16,401	$2,421,222
Prepaid expenses	300	1,200

Total current assets	16,701	2,422,422

TOTAL ASSETS	$16,701	$2,422,422

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$900	$900
Advances from company officers	18	99

Total Current Liabilities	918	999

TOTAL LIABILITIES	918	999

Stockholders' Equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized,
6,282,273 and 81,282,273 shares issued and outstanding at June 30, 2009 and September 30, 2008, respectively	6,282	81,282
Additional paid-in capital	146,465	3,002,724
Subscription receivable	-	(526,507)
Deficit accumulated during the exploration stage	(146,964)	(146,077)

Total Stockholders' Equity	15,783	2,421,423

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,701	$2,422,422

The accompanying notes are an integral part of these financial statements.

SUNRISE HOLDINGS LIMITED
 (an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008, AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH JUNE 30, 2009
(Unaudited)

					October 25, 2005
	Three Months Ended		Nine Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009
Expenses:
Exploration costs	$-	$-	$-	$-	$37,956
General and administrative expenses	2,390	5,185	12,109	61,367	171,500
Total Operating Expenses	2,390	5,185	12,109	61,367	209,456

Net operating loss	(2,390)	(5,185)	(12,109)	(61,367)	(209,456)

Operating Income (Expense)
Interest income	32	8,474	11,222	19,010	64,908
Gain on extinguishment of accounts payable	-	5,669	-	5,669	5,669
Interest expense	-	-	-	(8,085)	(8,085)
Total Other Income and Expense	32	14,143	11,222	16,594	62,492

Net Income (Loss)	$(2,358)	$8,958	$(888)	$(44,773)	$(146,964)

Net Income (Loss) per Common Share - Basic and Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	6,282,273	81,280,113	14,554,332	81,280,113

See the accompanying summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH JUNE 30, 2009
 (Unaudited)

			October 25, 2005
	For Nine Months Ended		(Inception) to
	June 30,		June 30,
	2009	2008	2009

Cash Flows from Operating Activities:
Net Loss	$(888)	$(44,773)	$(146,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	-	40,000	45,831
Depreciation	-	2,846	3,795
Gain on extinguishment of accounts payable	-	(5,669)	(5,669)
Imputed interest on shareholder advance	-	2,711	2,711
(Increase) decrease in prepaid expenses	900	(1,200)	(300)
(Increase) in interest receivable	(6,752)	(6,710)	(33,259)
Increase (decrease) in accounts payable	-	(16,143)	6,569
Net Cash Flows Provide by (Used by) Operations	(6,740)	(28,938)	(127,286)

Cash Flows from Investing Activities:
Sale (Purchase) of assets	2,000	-	(1,795)
Net Cash Flows Provided by (Used in) Investing Activities	2,000	-	(1,795)

Cash Flows from Financing Activities:
Stocks issued for cash	-	3,000,000	3,045,464
Shares Rescinded	(2,400,000)	-	(2,400,000)
Issuance of note receivable	-	(500,000)	(500,000)
Repayment for advance from company officer	(99)	(62,101)	(62,200)
Advance from company officer	18	2,161	62,218
Net Cash Flows (Used in) Provided by Financing Activities	(2,400,081)	2,440,060	145,482

Net Increase (Decrease) in Cash	(2,404,821)	2,411,122	16,401

Cash and cash equivalents - Beginning of period	2,421,222	-	-

Cash and cash equivalents - End of period	$16,401	$2,411,122	$16,401
SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

Supplement disclosure of non cash investing and financing activities:
Reduction of note in connection with share recission	$500,000	$-	$500,000

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

Note 2 - Going Concern

Sunrise's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $146,964 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2009, all of which raise substantial doubt about Sunrise's ability to continue as a going concern.

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

As of June 30, 2009, an officer of the Company advanced $18 to the Company.  These advances are unsecured, non-interest bearing and have no fixed terms of repayment. No imputed interest was included due to the amount being immaterial.

Note 6 - Interest Income

For the three and nine months ended June 30, 2009, the Company earned $32 and $11,222, respectively in interest income from cash invested in a money market account.

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

The following discussion should be read along with our financial statements as of June 30, 2009, which are included in another section of this document and with our Form 10-K as of September 30, 2008 which contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

General

The following discussion and analysis summarizes the results of operations of Sunrise Holdings Limited, Inc. (the "Sunrise" or "we") for the quarter ended June 30, 2009.

Sunrise currently is working on to identify and develop some projects in China. At present, the Company has no current operating income.

Results of Operations

Comparison of the three months ended June 30, 2009 and 2008

For the three-month period ended June 30, 2009 compared to the three month period ended June 30, 2008, Sunrise had a net loss of $2,358 compared to a net income of  $8,958, respectively. The increase in net loss was mainly due to a decrease in interest income, though the administrative cost was decreased.

No mining exploration cost during the three month period ended June 30, 2009 and the comparable period in 2008 because there was no exploration activity going on during those periods.

General and administrative expenses decreased 53.91% to $2,390 during the three month period ended June 30, 2009 as compared to $5,185 for the comparable period in 2008. This decrease was mainly due to a decrease in professional fees.

Comparison of the nine months ended June 30, 2009 and 2008

For the nine month period ended June 30, 2009 compared to the nine month period ended June 30, 2008, Sunrise had net loss of $888 compared to a net loss of $44,773, respectively. This decrease in net loss was mainly due to a decrease in professional fees, stock-based compensation and interest expense.

No mining exploration cost during the nine month period ended June 30, 2009 and the comparable period in 2008 because there was no exploration activity going on during those periods.

General and administrative expenses decreased 80.27% to $12,109 during the nine month period ended June 30, 2009 as compared to $61,367 for the comparable period in 2008. This decrease was mainly due to a decrease in professional fees and stock-based compensation.

Liquidity and Capital Resources

At June 30, 2009, Sunrise had current assets of $16,701, working capital surplus of $15,783, and had $6,740 of net cash used by operations during the nine month period ended June 30, 2009.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of   the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal  executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

July 24, 2009	Sunrise Holdings Limited
	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President