Form 10-K
period 2009-09-30
Sunrise Holdings LTD
filed 2009-12-24
CIK 1394130

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT UNDER 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The number of shares of the registrant’s class of common stock, $0.001 par value, outstanding at December 24, 2009: 6,282,273

PART I

ITEM 1.      DESCRIPTION OF BUSINESS

General

Sunrise Holdings Limited ("Sunrise") is mining resource company that currently is working on to identify and develop some projects in Asia.  At present, the Company has no current operating income.

Background

Sunrise was incorporated on October 25, 2005, in the State of Nevada as a wholly owned subsidiary of Magnum d'Or Resources, Inc. ("Magnum"), a publicly traded registered public company (trading symbol MDOR), that is traded on the NASD Electronic Bulletin Board over-the-counter market (OTC-BB). On October 25, 2005, Magnum transferred all of its mining rights and options to acquire mining claims in Mongolia to Sunrise which comprised substantially all of the assets of Magnum. Sunrise continued the exploration program of Magnum in Mongolia and earned the right to exercise the options on its mining claims and to obtain a 100% ownership interest in its two mining claims called the Khul Morit property and the Shandi property. On December 15, 2006, Sunrise incorporated a wholly owned subsidiary called Oriental Magnum Inc. in Mongolia to hold the title of its mining claims. On September 20, 2007, Sunrise completed its spin-off from Magnum to Magnum's stockholders of record on January 23, 2007. On September 28, 2007, Sunrise decided not to renew its Shandi license for business reason. In May 5, 2008, Sunrise decided to abandon and terminate its mining rights in its Khul Morit undeveloped mining properties because it had determined that the substantial costs of additional exploratory drilling and geological testing and evaluation would not be desirable for the Company. On December 22, 2008, the Company decided not to renew its Mongolia subsidiary Oriental Magnum Inc. On March 2, 2009, the Company also sold its subsidiary “eFuture International Limited” that had zero assets and liabilities to its chief executive officer for $2,000.

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

Our officers, directors and 5% or more shareholders are the beneficial owners of approximately 97.35% of our outstanding voting securities. As a result, they possess significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

•   our profitability;
•   the amount of our capital expenditures.

We cannot assure you that we will be able to obtain capital in the future to meet our needs. We have no sources of financing identified. If we cannot obtain additional funding, we may be required to:

•   limit our ability to implement our business plan;
•   limit our marketing efforts; and
•   decrease or eliminate capital expenditures.

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

In the past, the two directors and officers of Sunrise have provided their services on a part time basis, one of which averages ten hours per week and the other averages two hours of services per week. The level of operations of Sunrise has not necessitated the full time services of its directors and officers. The directors and officers may continue to pursue other business activities independently of Sunrise. If the level of business activity of Sunrise increases, the directors and officers of Sunrise intends to devote additional time to the management of Sunrise and intend to retain additional management personnel whenever necessary and appropriate.

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

Calendar Quarter Ended	High Bid	Low Bid

December 31, 2008	$.03	$.002
March 31, 2009	$.001	$.001
June 30, 2009	$.02	$.02
September 30, 2009	$.049	$.049

As of December 24, 2009, the closing price for the Company's Common Stock was $0.01 per share. There are no outstanding options or warrants to purchase shares of Common Stock of the Company.

Since its inception, no dividends have been paid on the Company's Common Stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

At September 30, 2009, there were approximately 106 holders of record of the Company's Common Stock.

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

General

The following discussion and analysis summarizes the results of operations of Sunrise Holdings Limited, Inc. (the "Sunrise" or we") for the year ended September 30, 2009.

Sunrise is mining resource company that is working on to identify and develop some projects in Asia.  At present, the Company has no current operating income.

Results of Operations

Comparison of the Years Ended September 30, 2009 and 2008

For the year ended September 30, 2009 compared to the year ended September 30, 2008, Sunrise had a net loss of $3,538 to $7,073, respectively, a 49.98% decrease in net loss, mainly due to a decrease in professional fees.

There were no mining exploration costs during the year ended September 30, 2009 and 2008.

General and administrative expenses decreased 74.67% to $14,781 during the year ended September 30, 2009 as compared to $58,343 for the comparable period in 2008, mainly due to a decrease in professional fees.

Liquidity and Capital Resources

At September 30, 2009, Sunrise had current assets of $14,591, working capital of $13,132, and had $10,745 of net cash used by operations during the year ended September 30, 2009.

The Company had current assets of $14,591 at September 30, 2009 as compared to current assets of $2,422,422 at September 30, 2008.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Financial Statements of the Company have been audited by M&K CPAS, PLLC for the fiscal years ended September 30, 2009, 2008 and 2007, and Murrell Hall McIntosh & Co PLLP for the period from inception (October 25, 2005) through September 30, 2006.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009 and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

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

In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control – Integrated Framework.  Because of the material weaknesses described in the preceding paragraph, Management believes that, as of September 30, 2009, the Company’s internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the year ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Management of the Company

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name	Age	Positions

Xuguang Sun	47	Chief Executive Officer, President Treasurer and Director

Shaojun Sun	36	Secretary, Chief Financial Officer, Vice President and Director

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

Xuguang Sun and Shaojun Sun, the two officers of the Company, have provided their services on a part-time basis, one of which averages ten hours per week and the other averages two hours of services per week. The level of operations of the Company has not necessitated the full-time services of its directors and officers. The directors and officers may continue to pursue other business activities independently of the Company. If the level of business activity of the Company increases, the directors and officers of the Company intend to devote additional time to the management of the Company and intend to retain additional management personnel whenever necessary and appropriate.

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

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of the Company's executive officers for the two fiscal years ended September 30, 2009 and 2008.

Executive Officer Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal year ended September 30, 2009 and September 30, 2008 with Sunrise. Sunrise has not entered into any employment agreements with any of the named executive officers.

The named executive officers were not entitled to receive any compensation from Sunrise during the fiscal year ended September 30, 2009 and September 30, 2008.

(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(I)		(j)
Name and Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonquali- fied Deferred Compensation Earnings		All Other Compensation		Total
Xuguang Sun (1) President, Chief Executive Officer and Treasurer	2009 2008	$ $	0 0	$ $	0 0	$ $	0 20,000	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 20,000

Shaojun Sun (1) Vice President, Chief Financial Officer and Secretary	2009 2008	$ $	0 0	$ $	0 0	$ $	0 20,000	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 20,000

(1)	Mr. Xuguang Sun and Mr. Shaojun Sun became the executive officers of the Company in October 2005.

(2)	Neither Mr. Xuguang Sun nor Mr. Shaojun Sun has received any compensation from Sunrise since its inception on October 25, 2005.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of September 30, 2009, the number and percentage of the 6,282,273 shares of Common Stock and 10,000,000 shares of Preferred Stock which, according to the information supplied to Sunrise, that are to be beneficially owned by (I) each person who is currently a director of the Sunrise, (ii) each executive officer, (iii) all current directors and executive officers of Sunrise as a group and (iv) each person who, to the knowledge of the Company, is to be the beneficial owner of more than 5% of the outstanding Common Stock and Preferred Stock of the Company. Except as otherwise indicated, the persons named in the table will have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Stock		Percent of Class

Sunrise Lighting Holdings Limited 1719 International Trade Centre, 11-19 Sha Tsui Road, Tsuen Wan, Hong Kong, The People's Republic of China	200,277,799	(1)	97.09%

Xuguang Sun 1719 International Trade Centre, 11-19 Sha Tsui Road, Tsuen Wan, Hong Kong, The People's Republic of China	200,477,799	(2)(3)	97.19%

Shaojun Sun 1108 W. Valley Blvd. Suite 6-399, Alhambra, CA 91803	200,612,619	(2)(4)	97.25%

All executive officers and directors as a group (2 persons)	200,812,619	(5)	97.35%

(1)
Represents the voting beneficial ownership of 200,000,000 shares of Common Stock of the Company created by the voting power of its 10,000,000 shares of non-convertible Preferred Stock of the Company, and also represents 277,799 shares of Common Stock to be held directly in the name of Sunrise Lighting Holdings Limited.

(2)	Because Mr. Sun Xuguang and Mr. Sun Shaojun are the owners and executives of Sunrise Lighting Holdings Limited ("Sunrise"), they are deemed to beneficially own the shares held by Sunrise.

(3)	Includes 200,000 shares of Common Stock to be owned directly by Mr. Xuguang Sun.

(4)	Includes 334,820 shares of Common Stock to be owned directly by Mr. Shaojun Sun.

(5)	Includes all shares of Common Stock to be owned by Sunrise Lighting Holdings Limited and by all of the shares to be owned by the directors and officers of Sunrise.

The stock transfer agent of Sunrise Holdings Limited will be Pacific Stock Transfer, 4045 S. Spencer Street, Suite 403, Las Vegas, NV 89119; telephone number 702.361.3033.

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

On March 2, 2009, Mr. Xuguang Sun, director and officer of the Company, paid $2,000 to the Company to purchase “eFuture International Limited”. At the closing, eFuture Internationa Limited had no assets and liabilities.

During the fiscal year ended September 30, 2009, Mr. Shaojun Sun, director and officer of the Company, received $178 reimbursement for advances that he paid for the Company. These advances are unsecured, non-interest bearing and have no fixed terms of repayment. As of September 30, 2009, the Company still owned Mr. Shaojun Sun $18 for a purchase advanced by him on September 13, 2009.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended September 30, 2009, and 2008 are as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees (2)	All Other Fees
M&K CPAS, PLLC
for fiscal year ended:
September 30, 2009	$9,800	$0	$0	$0
September 30, 2008	$9,513	$0	$0	$0
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

21     List of Subsidiaries

31     Certification of Chief Executive Officer and Principal Financial Officer

32     Certification pursuant to 18 U.S.C. Section 1350

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sunrise Holdings Limited
(an Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Sunrise Holdings Limited (an exploration stage company) as of September 30, 2009 and 2008, and the related consolidated statements of expenses, changes in stockholders' equity, and cash flows for the years then ended. The consolidated financial statements for the period October 25, 2005 (inception) through September 30, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period October 25, 2005 (inception) through September 30, 2006, include total revenues of $0 and a net loss of $45,464. Our opinion on the consolidated statements of expenses, stockholders's deficit and cash flows for the period October 25, 2005 (inception) through September 30, 2006, insofar as it relates to amounts for prior periods through September 30, 2006, is based solely on the reports of other auditors. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Holdings Limited and as of September 30, 2009 and 2008, and the results of its operations, changes in stockholders' equity and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
December 24, 2009

SUNRISE HOLDINGS LIMITED
 (an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND 2008

	SEPTEMBER 30, 2009	SEPTEMBER 30, 2008
ASSETS:
Current assets:
Cash	$12,396	$2,421,222
Prepaid expenses	2,195	1,200

Total current assets	14,591	2,422,422

TOTAL ASSETS	$14,591	$2,422,422

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$1,440	$900
Advances from company officer	18	99

Total Current Liabilities	1,458	999

TOTAL LIABILITIES	1,458	999

Stockholders' Equity:
Preferred Stock, $.001par value; 10,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized,
6,282,273 and 81,282,273 shares issued and outstanding at September 30, 2009 and September 30, 2008, respectively	6,282	81,282
Additional paid-in capital	146,465	3,002,724
Subscription receivable	-	(526,507)
Deficit accumulated during the exploration stage	(149,614)	(146,077)

Total Stockholders' Equity	13,133	2,421,423

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,591	$2,422,422

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
 (an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
FOR THE YEAR ENDED SEPTEMBER 30, 2009 AND 2008 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2009

	For the Year	For the Year	October 25, 2005
	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,
	2009	2008	2009
Expenses:
Exploration costs	-	-	37,956
General and administrative expenses	14,781	58,343	174,171
Total Operating Expenses	14,781	58,343	212,127
Net operating loss	(14,781)	(58,343)	(212,127)

Operating Income (Expense)
Interest income	11,243	53,686	64,929
Gain on extinguishment of accounts payable	-	5,669	5,669
Interest expense	-	(8,085)	(8,085)
Total Other Income and Expense	11,243	51,270	62,513

Net Loss	$(3,538)	$(7,073)	$(149,614)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	12,652,136	61,705,766

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (an Exploration Stage Company)
FOR THE YEAR ENDED SEPTEMBER 30, 2009 AND 2008 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2009

			October 25, 2005
	For the Year Ended		(Inception) to
	September 30,		September 30,
	2009	2008	2009

Cash Flows from Operating Activities:
Net Loss	$(3,538)	$(7,073)	$(149,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	-	45,831	45,831
Deprecation	-	3,795	3,795
Gain on extinguishment of accounts payable	-	(5,669)	(5,669)
Imputed interest on shareholder advance	-	2,711	2,711
(Increase) decrease in prepaid expenses	(995)	(1,200)	(2,195)
Increase (decrease) in interest receivable	(6,752)	(26,507)	(33,259)
Increase (decrease) in accounts payable	541	(30,038)	7,110

Net Cash Flows Used by Operations	(10,745)	(18,150)	(131,291)

Cash Flows from Investing Activities:
Purchase of assets	2,000	-	(1,795)

Net Cash Flows Used for Investing Activities	2,000	-	(1,795)

Cash Flows from Financing Activities:
Stocks issued for cash	-	3,000,000	3,045,464
Return of cash paid for shares	(2,400,000)	(500,000)	(2,400,000)
Issuance of note receivable for cash	-	-	(500,000)
Repayment for advance from company officer	(99)	(62,101)	(62,200)
Advance from company officer	18	1,472	62,218

Net Cash Flows Provided by (Used in) Financing Activities	(2,400,081)	2,439,371	145,482

Net Increase (Decrease) in Cash	(2,408,826)	2,421,221	12,396

Cash and cash equivalents - Beginning of period	2,421,222	-	-

Cash and cash equivalents - End of period	$12,396	$2,421,220.98	$12,396

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

Supplement disclosure of non cash investing and financing activities:
Reduction of note in connection with share recission	$500,000	$-	$500,000

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
(formerly Sunrise Mining Corporation)
(an Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2009

							Accumulated
						Additional	(Deficit) During the	Total
	Preferred Stock		Common Stock		Subscription	Paid-in	Development	Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Receivable	Capital	Stage	Equity

Inception - October 25, 2005	-	$-	-	-	-	-	-	-

Issuance of stock to parent for expenses	-	-	100000	100	-	45364	-	45464
Net loss for year	-	-	-	-	-	-	(45,464)	(45,464)

Balance - September 30, 2006	-	-	100,000	$100	$-	$45,364	$(45,464)	-

Issuance of preferred stock	10,000,000	10,000	-	-	-	(10,000)	-	-
Cancellation of common stock	-	-	(100,000)	(100)	-	100	-	-
Issuance of common stock	-	-	5,785,090	5,785	-	(5,785)	-	-
Net loss for the year	-	-	-	-	-	-	(93,540)	(93,540)

Balance - September 30, 2007	10,000,000	10,000	5,785,090	5,785	-	29,679	(139,004)	(93,540)

Issuance of common stock for cash	-	-	75,000,000	75,000	-	2,925,000	-	3,000,000
Subscription receivable	-	-	-	-	(526,507)	-	-	(526,507)
Issuance of common stock for services	-	-	497,183	497	-	45,334	-	45,831
Imputed interest on shareholder advance	-	-	-	-	-	2,711	-	2,711
Net loss for the year	-	-	-	-	-	-	(7,073)	(7,073)

Balance - September 30, 2008	10,000,000	10,000	81,282,273	81,282	(526,507)	3,002,724	(146,077)	2,421,423

Cancellation of common stock	-	-	(75,000,000)	(75,000)	-	(2,856,259)	-	(2,931,259)
Subscription receivable	-	-	-	-	526,507	-	-	526,507
Net loss for the year	-	-	-	-	-	-	(3,538)	(3,538)

Balance - September 30, 2009	10,000,000	10,000	6,282,273	6,282	-	146,465	(149,614)	13,133

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

On May 5, 2008, Sunrise decided to abandon and terminate its mining rights in its Khul Morit undeveloped mining properties because it had determined that the substantial costs of additional exploratory drilling and geological testing and evaluation would not be desirable for the Company. Because of this, the Company decided not to renew its Mongolia subsidiary “Oriental Magnum Limited” .

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

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2009 and 2008, there were no cash equivalents.

                Exploration Stage Mining Company

The Company complies with Statement of Financial Accounting Standard ("SFAS") No. 7 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as exploration stage.

Impairment of Long Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

F air Value of Financial Instruments

Accounting principles generally accepted in the United States of America require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, Sunrise uses a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, accounts payable, accrued liabilities and convertible notes payable, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity.  The Company has implemented SFAS statements number 157 and 159 in these financial statements, the impact of these pronouncements has not been material.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.
There was no current or deferred income tax expense or benefits for the periods ending September 30, 2009 and 2008.

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

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. The Company implemented ASC 718-10 on January 1, 2006 using the modified prospective method.
The Company did not grant any stock options during the period ended September 30, 2009 and 2008.

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

Recent Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification ("Codification'" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS'") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

The Company does not expect that adoption of these or other recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard was effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

Note 2 - Going Concern

Sunrise's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $149,614 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2009, all of which raise substantial doubt about Sunrise's ability to continue as a going concern.

Note 3 - Income Taxes

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses from inception.

At September 30, 2009, the Company had US net operating loss carryforwards of approximately $149,614 for federal income tax purposes.

Deferred tax assets and liabilities are comprised of the following as of September 30, 2009:

Deferred income tax assets:

Tax effect of net operating loss carryforward	$50,869
Valuation allowance	(50,869)
Net deferred tax asset	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2009, the Company had net operating loss carryforward of approximately $149,614 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income will begin expiring in 2027. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 4 - Rescission of Previous Sales of Common Stock

On October 30, 2008, the Board of Directors of Sunrise authorized the termination and rescission of its previous sales of its common stock and stock purchase warrants in the aggregate amount of $3,000,000 that were sold by the Corporation to three non-us investors during January 2008. The Corporation have returned investors in the aggregate amount of $2,933,128, which includes (1): $750,000 cash to Weiquan Tian; (2) $750,000 cash to Xuding Jiao; (3) $900,000 cash and a convertible secured promissory note in the principal amount of $500,000 and its accrued interests of $33,128 from SJ Electronics, Inc. to Xuguang Sun and cancelled all the outstanding shares of common stock and stock purchase warrants previously issued to them.

The Corporation and the stockholders mutually agreed to rescind the stock purchase due to changes in the prospective business planning of the Corporation and the recent material changes in the natural resources industry, particularly the decline in prices of natural resources.

Note 5 - Related Party Transactions

On October 30, 2008, the Company returned Mr. Xuguang Sun in the aggregate amount of $1,433,128, which includes $900,000 cash and a convertible secured promissory note in the principal amount of $500,000 and its accrued interests of $33,128 from SJ Electronics, Inc. and cancelled all the outstanding shares of common stock and stock purchase warrants previously issued to him.

On March 2, 2009, the Board of Directors of Sunrise approved the sale of all the Common Stock of eFuture International Limited to the Chief Executive Officer of the Company for $2,000. At the closing day of the sale, eFuture had no assets and liabilities.

During the fiscal year ended September 30, 2009, Mr. Shaojun Sun, director and officer of the Company, received $178 imbursement for advances that they paid for the Company. These advances are unsecured, non-interest bearing and have no fixed terms of repayment. As of September 30, 2009, the Company still owned Mr. Shaojun Sun $18 for a purchase advanced by him on September 13, 2009.

Note 6 - Interest Income

For the year ended September 30, 2009, the Company earned $11,243 in interest income from cash invested in a money marketaccount.

Note 7 – Subsequent Events

There have been no subsequent events since October 31, 2009 through the date of this filing.

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

Exhibit 21

Sunrise Holdings Limited currently has no subsidiaries:

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

SUNRISE HOLDINGS LIMITED

Dated: December 24, 2009	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President

Dated: December 24, 2009	By:	/s/ Xuguang Sun
Xuguang Sun, Director

Dated: December 24, 2009	By:	/s/ Shaojun Sun
Shaojun Sun, Director