Form 10-Q
period 2009-12-31
Sunrise Holdings LTD
filed 2010-02-02
CIK 1394130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,282,273 shares as of January 26, 2010.

Transitional Small Business Disclosure Format (Check one): Yes  ☐  No ☒

SUNRISE HOLDINGS LIMITED

INDEX

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements:

Consolidated Balance Sheets as of December 31, 2009 and September 30, 2009 (unaudited)	4

Consolidated Statements of Expenses for the three months ended December 31, 2009 and 2008, and from October 25, 2005 (inception) to December 31, 2009 (unaudited)	5

Consolidated Statements of Cash Flows for the three months ended December 31, 2009 and 2008, and from October 25, 2005 (inception) to December 31, 2009 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2: Management's Discussion and Analysis or Plan of Operations	8

Item 3: Quantitative and Qualitative Disclosures About Market Risk	9

Item 4: Controls and Procedures	9

PART II: OTHER INFORMATION

Item 1: Legal Proceedings	10

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3: Defaults upon Senior Securities	10

Item 4: Submission of Matters to a Vote of Security Holders	10

Item 5: Other Information	10

Item 6: Exhibits and Reports on Form 8-K	10

Signatures	11

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND SEPTEMBER 30, 2009
(Unaudited)

	DECEMBER 31, 2009	SEPTEMBER 30, 2009
ASSETS:
Current assets:
Cash	$9,475	$12,396
Prepaid expenses	1,646	2,195

Total current assets	11,121	14,591

TOTAL ASSETS	$11,121	$14,591

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$3,290	$1,440
Advances from company officers	36	18

Total Current Liabilities	3,326	1,458

TOTAL LIABILITIES	3,326	1,458

Stockholders' Equity:
Preferred Stock, $.001par value; 10,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized,
6,282,273 shares issued and outstanding at December 31, 2009 and September 30, 2009	6,282	6,282
Additional paid-in capital	146,465	146,465
Subscription receivable	-	-
Deficit accumulated during the exploration stage	(154,952)	(149,614)

Total Stockholders' Equity	7,795	13,133

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,121	$14,591

The accompanying notes are an integral part of these financial statements.

SUNRISE HOLDINGS LIMITED
 (an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH DECEMBER 31, 2009
(Unaudited)

			October 25, 2005
	Three Months Ended		(Inception) to
	December 31,		December 31,
	2009	2008	2009
Expenses:
Exploration costs	$-	$-	$37,956
General and administrative expenses	5,359	7,296	179,530
Total Operating Expenses	5,359	7,296	217,486
Net operating loss	(5,359)	(7,296)	(217,486)

Operating Income (Expense)
Interest income	21	11,131	64,950
Gain on extinguishment of accounts payable	-	-	5,669
Interest expense	-	-	(8,085)
Total Other Income and Expense	21	11,131	62,534

Net Income (Loss)	$(5,338)	$3,834	$(154,952)

Net Income (Loss) per Common Share - Basic and Diluted	$(0.00)	$0.00

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	6,282,273	31,007,548

See the accompanying summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH DECEMBER 31, 2009
 (Unaudited)

			October 25, 2005
	For Three Months Ended		(Inception) to
	December 31,		December 31,
	2009	2008	2009

Cash Flows from Operating Activities:
Net Income (Loss)	$(5,338)	$3,834	$(154,952)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stocks issued for services	-	-	45,831
Deprecation	-	-	3,795
Gain on extinguishment of accounts payable	-	-	(5,669)
Imputed interest on shareholder advance	-	-	2,711
(Increase) decrease in prepaid expenses	549	300	(1,646)
(Increase) in interest receivable	-	(6,752)	(33,259)
Increase (decrease) in accounts payable	1,849	3,260	8,959

Net Cash Flows Provide by (Used by) Operations	(2,940)	642	(134,230)

Cash Flows from Investing Activities:
Purchase of assets	-	-	(1,795)

Net Cash Flows Used for Investing Activities	-	-	(1,795)

Cash Flows from Financing Activities:
Stocks issued for cash	-	-	3,045,464
Shares Rescinded	-	(2,400,000)	(2,400,000)
Issuance of note receivable	-	-	(500,000)
Repayment for advance from company officer	-	(99)	(62,200)
Advance from company officer	18	43	62,236

Net Cash Flows (Used in) Provided by Financing Activities	18	(2,400,056)	145,500

Net Increase (Decrease) in Cash	(2,921)	(2,399,414)	9,475

Cash and cash equivalents - Beginning of period	12,396	2,421,222	-

Cash and cash equivalents - End of period	$9,475	$21,808	$9,475

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-
Supplemental disclosure of non cash investing and financing activities:
Reduction of note in connection with share recission	$-	$500,000	$500,000

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
Notes To Consolidated Financial Statements
  (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Sunrise Holdings Limited have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Sunrise's audited 2009 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Sunrise's 2009 annual financial statements have been omitted.

Recently Adopted Accounting Pronouncements

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company's financial statements.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

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

Note 2 - Going Concern

Sunrise's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $154,952 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2009, all of which raise substantial doubt about Sunrise's ability to continue as a going concern.

Note 3 - Related Party Transactions

For the three months ended December 31, 2009, an officer of the Company advanced $18 to the Company.  These advances are unsecured, non-interest bearing and have no fixed terms of repayment. No imputed interest was included due to the amount being immaterial.

Note 4 - Interest Income

For the three months ended December 31, 2009 and 2008, the Company earned $21 and $11,131, respectively, in interest income from cash invested in a money market account.

Note 5 - Rescission of Previous Sales of Common Stock

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

Note 6 - Subsequent Events

There have been no subsequent events since December 31, 2009 through February 1, 2010.

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

The following discussion should be read along with our financial statements as of December 31, 2009, which are included in another section of this document and with our Form 10-K as of September 30, 2009 which contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

General

The following discussion and analysis summarizes the results of operations of Sunrise Holdings Limited, Inc. (the "Sunrise" or "we") for the quarter ended December 31, 2009.

Sunrise is a mining resource company that currently is working to identify and develop projects in Asia. At present, the Company doesn’t own any mining property and has no current operating income.

Results of Operations

Comparison of the three months ended December 31, 2009 and 2008

For the three-month period ended December 31, 2009 compared to the three month period ended December 31, 2008, Sunrise had a net loss of  $5,338 compared to a net income of  $3,834, respectively. This increase was due to a decrease in interest income.

There were no mining exploration costs during the three month period ended December 31, 2009 and the comparable period in 2008 because there was no exploration activity during those periods.

General and administrative expenses decreased 27% to $5,359 during the three month period ended December 31, 2009 as compared to $7,296 for the comparable period in 2008. This decrease was mainly due to a decrease in professional fees.

Liquidity and Capital Resources

At December 31, 2009, Sunrise had current assets of $11,121, working capital surplus of $7,883, and had $2,940 of net cash used by operations during the three month period ended December 31, 2009.

One current director and officer of the Company, has advanced $18 to pay for costs incurred by the Company during the quarter ended December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended December 31, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

February 1, 2010	Sunrise Holdings Limited
	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President