Form 10-Q
period 2010-03-31
Sunrise Holdings LTD
filed 2010-04-29
CIK 1394130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,282,273 shares as of April 29, 2010.

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No ☒

SUNRISE HOLDINGS LIMITED

INDEX

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements:

Consolidated Balance Sheets as of March 31, 2010 and September 30, 2009 (unaudited)	4

Consolidated Statements of Expenses for the three and six months ended March 31, 2010 and 2009, and from October 25, 2005 (inception) to March 31, 2010 (unaudited)	5

Consolidated Statements of Cash Flows for the six months ended March 31, 2010 and 2009, and from October 25, 2005 (inception) to March 31, 2010 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2: Management's Discussion and Analysis or Plan of Operations	8

Item 3: Quantitative and Qualitative Disclosures About Market Risk	9

Item 4: Controls and Procedures	9

PART II: OTHER INFORMATION

Item 1: Legal Proceedings	10

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3: Defaults upon Senior Securities	10

Item 4: Submission of Matters to a Vote of Security Holders	10

Item 5: Other Information	10

Item 6: Exhibits and Reports on Form 8-K	10

Signatures	11

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND SEPTEMBER 30, 2009
(Unaudited)

	MARCH 31, 2010	SEPTEMBER 30, 2009
ASSETS:
Current assets:
Cash	$5,269	$12,396
Prepaid expenses	1,097	2,195

Total current assets	6,366	14,591

TOTAL ASSETS	$6,366	$14,591

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$900	$1,440
Advances from company officers	36	18

Total Current Liabilities	936	1,458

TOTAL LIABILITIES	936	1,458

Stockholders' Equity:
Preferred Stock, $.001par value; 10,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized,
6,282,273 shares issued and outstanding at March 31 2010 and at September 30, 2009	6,282	6,282
Additional paid-in capital	146,465	146,465
Deficit accumulated during the exploration stage	(157,317)	(149,614)

Total Stockholders' Equity	5,430	13,133

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,366	$14,591

The accompanying notes are an integral part of these financial statements.

SUNRISE HOLDINGS LIMITED
 (an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH MARCH 31, 2010
(Unaudited)

					October 25, 2005
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	(Inception) to
	March 31	March 31	March 31	March 31	March 31,
	2010	2009	2010	2009	2010
Expenses:
Exploration costs	$-	$-	$-	$-	$37,956
General and administrative expenses	2,374	2,423	7,733	9,719	181,904
Total Operating Expenses	2,374	2,423	7,733	9,719	219,860
Net operating loss	(2,374)	(2,423)	(7,733)	(9,719)	(219,860)

Operating Income (Expense)
Interest income	9	59	31	11,190	64,960
Gain on extinguishment of accounts payable	-	-	-	-	5,669
Interest expense	-	-	-	-	(8,085)
Total Other Income and Expense	9	59	31	11,190	62,543

Net Loss	$(2,365)	$(2,364)	$(7,702)	$1,470	$(157,317)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	6,282,273	6,282,273	6,282,273	18,713,212

See the accompanying summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH MARCH 31, 2009
 (Unaudited)
			October 25, 2005
	For Six Months Ended		(Inception) to
	March 31,		March 31,
	2010	2009	2010

Cash Flows from Operating Activities:
Net Income (Loss)	$(7,702)	$1,470	$(157,317)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stocks issued for services	-	-	45,831
Deprecation	-	-	3,795
Gain on extinguishment of accounts payable	-	-	(5,669)
Imputed interest on shareholder advance	-	-	2,711
(Increase) decrease in prepaid expenses	1,097	600	(1,098)
Increase (decrease) in interest receivable	-	(6,752)	(33,259)
Increase (decrease) in accounts payable	(540)	-	6,569

Net Cash Flows Used by Operations	(7,145)	(4,682)	(138,436)

Cash Flows from Investing Activities:
Purchase of assets	-	2,000	(1,795)

Net Cash Flows Provided by (Used in) Investing Activities	-	2,000	(1,795)

Cash Flows from Financing Activities:
Stocks issued for cash	-	-	3,045,464
Shares Rescinded	-	(2,400,000)	(2,400,000)
Issuance of note receivable	-	-	(500,000)
Repayment for advance from company officer	-	(99)	(62,200)
Advance from company officer	18	18	62,236

Net Cash Flows Provided by (Used in)Financing Activities	18	(2,400,081)	145,500

Net Increase (Decrease) in Cash	(7,127)	(2,402,763)	5,269

Cash and cash equivalents - Beginning of period	12,396	2,421,222	-

Cash and cash equivalents - End of period	$5,269	$18,459	$5,269

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

Supplement disclosure of non cash investing and financing activities:
Reduction of note in connection with share recission		$500,000	$500,000

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

Note 2 - Going Concern

Sunrise's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $157,317 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2010, all of which raise substantial doubt about Sunrise's ability to continue as a going concern.

Note 3 - Related Party Transactions

For the six months ended March 31, 2010, an officer of the Company advanced $18 to the Company.  These advances are unsecured, non-interest bearing and have no fixed terms of repayment. No imputed interest was included due to the amount being immaterial.

Note 4 - Subsequent Events

There have been no reportable subsequent events since March 31, 2010 through April 29, 2010.

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

The following discussion should be read along with our financial statements as of March 31, 2010, which are included in another section of this document and with our Form 10-K as of September 30, 2009 which contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

General

The following discussion and analysis summarizes the results of operations of Sunrise Holdings Limited, Inc. (the "Sunrise" or "we") for the three and six months ended March 31, 2010.

Sunrise is a mining resource company that currently is working to identify and develop projects in Asia. At present, the Company doesn’t own any mining property and has no current operating income.

Results of Operations

Comparison of the three months ended March 31, 2010 and 2009

For the three-month period ended March 31, 2010 compared to the three month period ended March 31, 2009, Sunrise had a net loss of  $2,365 compared to a net income of  $2,364, respectively. This increase was due to a decrease in interest income.

General and administrative expenses decreased 2% to $2,374 during the three month period ended March 31, 2010 as compared to $2,423 for the comparable period in 2009. This decrease was mainly due to a decrease in professional fees.

Comparison of the six months ended March 31, 2010 and 2009

For the six-month period ended March 31, 2010 compared to the six-month period ended March 31, 2009, Sunrise had a net loss of  $7,702 compared to a net income of  $1,470, respectively. This increase was due to a decrease in interest income.

General and administrative expenses decreased 26% to $7,733 during the six month period ended March 31, 2010 as compared to $9,719 for the comparable period in 2009. This decrease was mainly due to a decrease in professional fees.

Liquidity and Capital Resources

At March 31, 2010, Sunrise had current assets of $6,366, working capital surplus of $5,430, and had $7,145 of net cash used by operations during the six month period ended March 31, 2010.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

April 29, 2010	Sunrise Holdings Limited
	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President