Form 10-Q
period 2010-06-30
Sunrise Holdings LTD
filed 2010-07-30
CIK 1394130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,282,273 shares as of July 23, 2010.

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No ☒

SUNRISE HOLDINGS LIMITED

INDEX

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements:

Consolidated Balance Sheets as of June 30, 2010 and September 30, 2009 (unaudited)	4

Consolidated Statements of Expenses for the three and nine months ended June 30, 2010 and 2009, and from October 25, 2005 (inception) to June 30, 2010 (unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended June 30, 2010 and 2009, and from October 25, 2005 (inception) to June 30, 2010 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2: Management's Discussion and Analysis or Plan of Operations	8

Item 3: Quantitative and Qualitative Disclosures About Market Risk	9

Item 4: Controls and Procedures	9

PART II: OTHER INFORMATION

Item 1: Legal Proceedings	10

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3: Defaults upon Senior Securities	10

Item 4: Submission of Matters to a Vote of Security Holders	10

Item 5: Other Information	10

Item 6: Exhibits and Reports on Form 8-K	10

Signatures	11

 PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND SEPTEMBER 30, 2009
(Unaudited)

	JUNE 30,2010	SEPTEMBER 30, 2009
ASSETS:
Current assets:
Cash	$3,416	$12,396
Prepaid expenses	549	2,195

Total current assets	3,965	14,591

TOTAL ASSETS	$3,965	$14,591

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$900	$1,441
Advances from company officers	36	18

Total Current Liabilities	936	1,459

TOTAL LIABILITIES	936	1,459

Stockholders' Equity:
Preferred Stock, $.001par value; 10,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized,
6,282,273 shares issued and outstanding at June 30, 2010 and at September 30, 2009	6,282	6,282
Additional paid-in capital	146,465	146,465
Deficit accumulated during the exploration stage	(159,719)	(149,614)

Total Stockholders' Equity	3,029	13,133

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,965	$14,591

The accompanying notes are an integral part of these financial statements.

 SUNRISE HOLDINGS LIMITED
 (an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH JUNE 30, 2010
(Unaudited)

					October 25, 2005
	Three Months Ended		Nine Months Ended		(Inception) to
	June 30		June 30		June 30,
	2010	2009	2010	2009	2010
Expenses:
Exploration costs	$-	$-	$-	$-	$37,956
General and administrative expenses	2,402	2,390	10,135	12,109	184,306
Total Operating Expenses	2,402	2,390	10,135	12,109	222,262
Net operating loss	(2,402)	(2,390)	(10,135)	(12,109)	(222,262)

Operating Income (Expense)
Interest income	-	32	31	11,222	64,960
Gain on extinguishment of accounts payable	-	-	-	-	5,669
Interest expense	-	-	-	-	(8,085)
Total Other Income and Expense	-	32	31	11,222	62,543

Net Loss	$(2,402)	$(2,358)	$(10,104)	$(888)	$(159,719)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	6,282,273	6,282,273	6,282,273	14,554,332

See the accompanying summary of accounting policies and notes to the financial statements.

 SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH JUNE 30, 2009
 (Unaudited)

			October 25, 2005
	For Nine Months Ended		(Inception) to
	June 30,		March 31,
	2010	2009	2010

Cash Flows from Operating Activities:
Net Loss	$(10,104)	$(888)	$(159,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	-	-	45,831
Deprecation	-	-	3,795
Gain on extinguishment of accounts payable	-	-	(5,669)
Imputed interest on shareholder advance	-	-	2,711
(Increase) decrease in prepaid expenses	1,646	900	(549)
Increase (decrease) in interest receivable	-	(6,752)	(33,259)
Increase (decrease) in accounts payable	(541)	-	6,569

Net Cash Flows Used by Operations	(8,998)	(6,740)	(140,289)

Cash Flows from Investing Activities:
Purchase of assets	-	2,000	(1,795)

Net Cash Flows Used for Investing Activities	-	2,000	(1,795)

Cash Flows from Financing Activities:
Stocks issued for cash	-	-	3,045,464
Shares Rescinded	-	(2,400,000)	(2,400,000)
Issuance of note receivable	-	-	(500,000)
Repayment for advance from company officer	-	(99)	(62,200)
Advance from company officer	18	18	62,236

Net Cash Flows Provided by Financing Activities	18	(2,400,081)	145,500

Net Increase (Decrease) in Cash	(8,980)	(2,404,821)	3,416

Cash and cash equivalents - Beginning of period	12,396	2,421,222	-

Cash and cash equivalents - End of period	$3,416	$16,401	$3,416

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

Supplement disclosure of non cash investing and financing activities:
Reduction of note in connection with share recission		$500,000	$500,000

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

Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810):  Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. The Company does not expect the provisions of ASU 2009-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. The Company does not expect the provisions of ASU 2009-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. The Company does not expect the provisions of ASU 2009-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Note 2 - Going Concern

Sunrise's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $159,719 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2010, all of which raise substantial doubt about Sunrise's ability to continue as a going concern.

Note 3 - Related Party Transactions

For the nine months ended June 30, 2010, an officer of the Company advanced $18 to the Company.  These advances are unsecured, non-interest bearing and have no fixed terms of repayment. No imputed interest was included due to the amount being immaterial.

 Note 4 - Subsequent Events

There have been no reportable subsequent events through the date of issuance of this report.

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

The following discussion should be read along with our financial statements as of June 30, 2010, which are included in another section of this document and with our Form 10-K as of September 30, 2009 which contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

General

The following discussion and analysis summarizes the results of operations of Sunrise Holdings Limited, Inc. (the "Sunrise" or "we") for the three and nine months ended June 30, 2010.

Sunrise is a mining resource company that currently is working to identify and develop projects in Asia. At present, the Company doesn’t own any mining property and has no current operating income.

Results of Operations

Comparison of the three months ended June 30, 2010 and 2009

For the three-month period ended June 30, 2010 compared to the three month period ended June 30, 2009, Sunrise had a net loss of  $2,402 compared to a net loss of  $2,358, respectively. This increase was due to a decrease in interest income.

General and administrative expenses increase 0.5% to $2,402 during the three month period ended June 30, 2010 as compared to $2,390 for the comparable period in 2009.

Comparison of the nine months ended June 30, 2010 and 2009

For the nine-month period ended June 30, 2010 compared to the nine-month period ended June 30, 2009, Sunrise had a net loss of $10,104 compared to a net loss of  $888, respectively. This increase was due to a decrease in interest income.

General and administrative expenses decreased 16% to $10,135 during the nine month period ended June 30, 2010 as compared to $12,109 for the comparable period in 2009. This decrease was mainly due to a decrease in professional fees.

Liquidity and Capital Resources

At June 30, 2010, Sunrise had current assets of $3,965, working capital surplus of $3,029, and had $3,416 of net cash used by operations during the nine month period ended June 30, 2010.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

July 30, 2010	Sunrise Holdings Limited
	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President