Form 10-K
period 2010-09-30
Sunrise Holdings LTD
filed 2010-12-23
CIK 1394130

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT UNDER 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2010

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

The number of shares of the registrant’s class of common stock, $0.001 par value, outstanding at December 23, 2010: 6,282,273

PART I

ITEM 1.      DESCRIPTION OF BUSINESS

General

Sunrise Holdings Limited ("Sunrise") is a mining resource company that currently is working to identify and develop some projects in Asia.  At present, the Company has no current operating income.

Background

Sunrise was incorporated on October 25, 2005, in the State of Nevada as a wholly owned subsidiary of Magnum d'Or Resources, Inc. ("Magnum"), a publicly traded registered public company (trading symbol MDOR), that was traded on the NASD Electronic Bulletin Board over-the-counter market (OTC-BB). On October 25, 2005, Magnum transferred all of its mining rights and options to acquire mining claims in Mongolia to Sunrise which comprised substantially all of the assets of Magnum. Sunrise continued the exploration program of Magnum in Mongolia and earned the right to exercise the options on its mining claims and to obtain a 100% ownership interest in its two mining claims called the Khul Morit property and the Shandi property. On December 15, 2006, Sunrise incorporated a wholly owned subsidiary called Oriental Magnum Inc. in Mongolia to hold the title of its mining claims. On September 20, 2007, Sunrise completed its spin-off from Magnum to Magnum's stockholders of record on January 23, 2007. On September 28, 2007, Sunrise decided not to renew its Shandi license for business reason. In May 5, 2008, Sunrise decided to abandon and terminate its mining rights in its Khul Morit undeveloped mining properties because it had determined that the substantial costs of additional exploratory drilling and geological testing and evaluation would not be desirable for the Company. On December 22, 2008, the Company decided not to renew its Mongolia subsidiary Oriental Magnum Inc. On March 2, 2009, the Company also sold its subsidiary “eFuture International Limited” that had zero assets and liabilities to its chief executive officer for $2,000.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments

None

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

Calendar Quarter Ended	High Bid	Low Bid

December 31, 2009	$.029	$.007
March 31, 2010	$.025	$.005
June 30, 2010	$.005	$.0032
September 30, 2010	$.015	$.0021

As of December 22, 2010, the closing price for the Company's Common Stock was $0.04 per share. There are no outstanding options or warrants to purchase shares of Common Stock of the Company.

Since its inception, no dividends have been paid on the Company's Common Stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

At September 30, 2010, there were approximately 106 holders of record of the Company's Common Stock.

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

General

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and

(ii)	investigating, analyzing and consummating a business activity that can generate operating income.

We believe we will be able to meet these costs through use of funds loaned to or invested in us by our stockholders, management or other investors.

The following discussion and analysis summarizes the results of operations of Sunrise Holdings Limited, Inc. (the "Sunrise" or we") for the year ended September 30, 2010.

Results of Operations

Comparison of the Years Ended September 30, 2010 and 2009

For the year ended September 30, 2010 compared to the year ended September 30, 2009, Sunrise had a net loss of $12,669 to $3,538, respectively, a 258.07% increase in net loss, mainly due to a decrease in interest income.

There were no mining exploration costs during the year ended September 30, 2010 and 2009.

General and administrative expenses decreased 14.08% to $12,700 during the year ended September 30, 2010 as compared to $14,781 for the comparable period in 2009, mainly due to a decrease in professional fees.

Liquidity and Capital Resources

At September 30, 2010, Sunrise had current assets of $1,549, working capital of $464, and had $10,865 of net cash used by operations during the year ended September 30, 2009.

The Company had current assets of $1,549 at September 30, 2010 as compared to current assets of $14,591 at September 30, 2009.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with on accounting and financial disclosure matters at any time.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010 and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

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

In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control – Integrated Framework.  Because of the material weaknesses described in the preceding paragraph, Management believes that, as of September 30, 2010, the Company’s internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the year ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Management of the Company

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name	Age	Positions

Xuguang Sun	48	Chief Executive Officer, President Treasurer and Director

Shaojun Sun	37	Secretary, Chief Financial Officer, Vice President and Director

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

Xuguang Sun and Shaojun Sun, the two officers of the Company, have provided their services on a part-time basis, one of which averages one hours per week and the other averages two hours of services per week. The level of operations of the Company has not necessitated the full-time services of its directors and officers. The directors and officers may continue to pursue other business activities independently of the Company. If the level of business activity of the Company increases, the directors and officers of the Company intend to devote additional time to the management of the Company and intend to retain additional management personnel whenever necessary and appropriate.

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

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of the Company's executive officers for the two fiscal years ended September 30, 2010 and 2009.

Executive Officer Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal year ended September 30, 2010 and September 30, 2009 with Sunrise. Sunrise has not entered into any employment agreements with any of the named executive officers.

The named executive officers were not entitled to receive any compensation from Sunrise during the fiscal year ended September 30, 2010 and September 30, 2009.

(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(I)		(j)
Name and Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonquali- fied Deferred Compensation Earnings		All Other Compensation		Total
Xuguang Sun (1) President, Chief Executive Officer and Treasurer	2010 2009	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0

Shaojun Sun (1) Vice President, Chief Financial Officer and Secretary	2010 2009	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0

(1)	Mr. Xuguang Sun and Mr. Shaojun Sun became the executive officers of the Company in October 2005.

(2)	Neither Mr. Xuguang Sun nor Mr. Shaojun Sun has received any compensation from Sunrise since its inception on October 25, 2005.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of September 30, 2010, the number and percentage of the 6,282,273 shares of Common Stock and 10,000,000 shares of Preferred Stock which, according to the information supplied to Sunrise, that are to be beneficially owned by (I) each person who is currently a director of the Sunrise, (ii) each executive officer, (iii) all current directors and executive officers of Sunrise as a group and (iv) each person who, to the knowledge of the Company, is to be the beneficial owner of more than 5% of the outstanding Common Stock and Preferred Stock of the Company. Except as otherwise indicated, the persons named in the table will have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

During the fiscal year ended September 30, 2009, Mr. Shaojun Sun, director and officer of the Company, received $178 reimbursement for advances that he paid for the Company. As of September 30, 2010, the Company still owned Mr. Shaojun Sun $36 for purchases advanced by him. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended September 30, 2010, and 2009 are as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees (2)	All Other Fees
M&K CPAS, PLLC
for fiscal year ended:
September 30, 2010	$10,018	$0	$0	$0
September 30, 2009	$9,800	$0	$0	$0
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

21     List of Subsidiaries

31     Certification of Chief Executive Officer and Principal Financial Officer

32     Certification pursuant to 18 U.S.C. Section 1350

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sunrise Holdings Limited
(an Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Sunrise Holdings Limited (an exploration stage company) as of September 30, 2010 and 2009, and the related consolidated statements of expenses, changes in stockholders' equity, and cash flows for the years then ended. The consolidated financial statements for the period October 25, 2005 (inception) through September 30, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period October 25, 2005 (inception) through September 30, 2006, include total revenues of $0 and a net loss of $45,464. Our opinion on the consolidated statements of expenses, stockholders's deficit and cash flows for the period October 25, 2005 (inception) through September 30, 2006, insofar as it relates to amounts for prior periods through September 30, 2006, is based solely on the reports of other auditors. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Holdings Limited and as of September 30, 2010 and 2009, and the results of its operations, changes in stockholders' equity and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
December 23, 2010

SUNRISE HOLDINGS LIMITED
 (an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND 2009

	September 30, 2010	September 30, 2009
ASSETS:
Current assets:
Cash	$1,549	$12,396
Prepaid expenses	-	2,195

Total current assets	1,549	14,591

TOTAL ASSETS	$1,549	$14,591

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$1,049	$1,440
Advances from company officers	36	18

Total Current Liabilities	1,085	1,458

TOTAL LIABILITIES	1,085	1,458

Stockholders' Equity:
Preferred Stock, $.001par value; 10,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized,
6,282,273 shares issued and outstanding at September 30, 2010 and at September 30, 2009	6,282	6,282
Additional paid-in capital	146,465	146,465
Subscription receivable	-	-
Deficit accumulated during the exploration stage	(162,283)	(149,614)

Total Stockholders' Equity	464	13,133

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,549	$14,591

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
 (an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2010

			October 25, 2005
	For the Year Ended	For the Year Ended	(Inception) to
	September 30,	September 30,	September 30,
	2010	2009	2010
Expenses:
Exploration costs	-	-	37,956
General and administrative expenses	$12,700	14,781	186,871
Total Operating Expenses	12,700	14,781	224,827
Net operating loss	(12,700)	(14,781)	(224,827)

Operating Income (Expense)
Interest income	31	11,243	64,960
Gain on extinguishment of accounts payable	-	-	5,669
Interest expense	-	-	(8,085)
Total Other Income and Expense	31	11,243	62,543

Net Loss	$(12,669)	$(3,538)	$(162,283)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	6,282,273	12,652,136

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (an Exploration Stage Company)
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2010

			October 25, 2005
	For the Years Ended		(Inception) to
	September 30,		September 30,
	2010	2009	2010

Cash Flows from Operating Activities:
Net Loss	$(12,669)	$(3,538)	$(162,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	-	-	45,831
Deprecation	-	-	3,795
Gain on extinguishment of accounts payable	-	-	(5,669)
Imputed interest on shareholder advance	-	-	2,711
(Increase) decrease in prepaid expenses	2,195	(995)	-
Increase (decrease) in interest receivable	-	(6,752)	(33,259)
Increase (decrease) in accounts payable	(391)	541	6,718

Net Cash Flows Used by Operations	(10,865)	(10,745)	(142,156)

Cash Flows from Investing Activities:
Sale (Purchase) of assets	-	2,000	(1,795)

Net Cash Flows Used for Investing Activities	-	2,000	(1,795)

Cash Flows from Financing Activities:
Stocks issued for cash	-	-	3,045,464
Shares Rescinded	-	(2,400,000)	(2,400,000)
Issuance of note receivable	-	-	(500,000)
Repayment for advance from company officer	-	(99)	(62,200)
Advance from company officer	18	18	62,236

Net Cash Flows Provided by Financing Activities	18	(2,400,081)	145,500

Net Increase (Decrease) in Cash	(10,847)	(2,408,826)	1,549

Cash and cash equivalents - Beginning of period	12,396	2,421,222	-

Cash and cash equivalents - End of period	$1,549	$12,396	$1,549

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

Supplement disclosure of non cash investing and financing activities:
Reduction of note in connection with share recission	$-	$500,000	$500,000

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2009

							Accumulated
						Additional	(Deficit) During the	Total
	Preferred Stock		Common Stock		Subscription	Paid-in	Development	Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Receivable	Capital	Stage	Equity

Inception - October 25, 2005	-	$-	$-	$-	$-	$-	$-	$-

Issuance of stock to parent for expenses	-	-	100000	100	-	45364	-	45464
Net loss for year	-	-	-	-	-	-	(45,464)	(45,464)

Balance - September 30, 2006	-	-	100,000	100	-	45,364	(45,464)	-

Issuance of preferred stock	10,000,000	10,000	-	-	-	(10,000)	-	-
Cancellation of common stock	-	-	(100,000)	(100)	-	100	-	-
Issuance of common stock	-	-	5,785,090	5,785	-	(5,785)	-	-
Net loss for the year	-	-	-	-	-	-	(93,540)	(93,540)

Balance - September 30, 2007	10,000,000	10,000	5,785,090	5,785	-	29,679	(139,004)	(93,540)

Issuance of common stock for cash	-	-	75,000,000	75,000	-	2,925,000	-	3,000,000
Subscription receivable	-	-	-	-	(526,507)	-	-	(526,507)
Issuance of common stock for services	-	-	497,183	497	-	45,334	-	45,831
Imputed interest on shareholder advance	-	-	-	-	-	2,711	-	2,711
Net loss for the year	-	-	-	-	-	-	(7,073)	(7,073)

Balance - September 30, 2008	10,000,000	10,000	81,282,273	81,282	(526,507)	3,002,724	(146,077)	2,421,423

Cancellation of common stock	-	-	(75,000,000)	(75,000)	-	(2,856,259)	-	(2,931,259)
Subscription receivable	-	-	-	-	526,507	-	-	526,507
Net loss for the year	-	-	-	-	-	-	(3,538)	(3,538)

Balance - September 30, 2009	10,000,000	10,000	6,282,273	6,282	-	146,465	(149,614)	13,133

Net loss for the year	-	-	-	-	-	-	(12,669)	(12,669)

Balance - September 30, 2010	10,000,000	$10,000	6,282,273	$6,282	$-	$146,465	$(162,283)	$464

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
 (an Exploration Stage Company)
Notes To Consolidated Financial Statements

Note 1 -   Summary of Significant Accounting Policies

Sunrise Holdings Limited (formerly Sunrise Mining Corporation) is an exploration stage company which was incorporated on October 25, 2005 in the State of Nevada. The Company was a mining resource company focused on the exploration and advancement of premium base and precious metal assets. The Company previously had two properties in Mongolia where it had options to earn 100% of the mineral rights and to purchase the royalties outright. These two properties were transferred to the Company from its former parent, Magnum d'Or Resources Inc., in October 2005.

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

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2010 and 2009, there were no cash equivalents.

                Exploration Stage Mining Company

The Company complies with FASB guidelines for its characterization of the Company as exploration stage.

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

Fair Value of Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties.  Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

There was no current or deferred income tax expense or benefits for the periods ending September 30, 2010 and 2009.

Basic and Diluted Net Loss Per Common Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. The Company implemented ASC 718-10 on January 1, 2006 using the modified prospective method .

The Company did not grant any stock options during the period ended September 30, 2010 and 2009.

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.
In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

Note 2 - Going Concern

Sunrise's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $162,283 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2010, all of which raise substantial doubt about Sunrise's ability to continue as a going concern.

Note 3 - Income Taxes

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses from inception.

At September 30, 2010, the Company had US net operating loss carryforwards of approximately $162,283 for federal income tax purposes.

Deferred tax assets and liabilities are comprised of the following as of September 30, 2010:

Deferred income tax assets:

Tax effect of net operating loss carryforward	$55,176
Valuation allowance	(55,176)
Net deferred tax asset	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2010, the Company had net operating loss carryforward of approximately $162,283 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income will begin expiring in 2027. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

As of September 30, 2010, the Company still owned Mr. Shaojun Sun $36 for a purchases advanced by him. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Note 6 – Subsequent Events

There have been no subsequent events through the date of this filing.

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

SUNRISE HOLDINGS LIMITED

Dated: December 23, 2010	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President

Dated: December 23, 2010	By:	/s/ Xuguang Sun
Xuguang Sun, Director

Dated: December 23, 2010	By:	/s/ Shaojun Sun
Shaojun Sun, Director