Form 10-Q
period 2010-12-31
Sunrise Holdings LTD
filed 2011-02-04
CIK 1394130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,882,273 shares as of February 3, 2011.

Transitional Small Business Disclosure Format (Check one): Yes  ☐  No ☒

SUNRISE HOLDINGS LIMITED

INDEX

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements:

Consolidated Balance Sheets as of December 31, 2010 and September 30, 2010 (unaudited)	4

Consolidated Statements of Expenses for the three months ended December 31, 2010 and 2009, and from October 25, 2005 (inception) to December 31, 2010 (unaudited)	5

Consolidated Statements of Cash Flows for the three months ended December 31, 2010 and 2009, and from October 25, 2005 (inception) to December 31, 2010 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2: Management's Discussion and Analysis or Plan of Operations	8

Item 3: Quantitative and Qualitative Disclosures About Market Risk	9

Item 4: Controls and Procedures	9

PART II: OTHER INFORMATION

Item 1: Legal Proceedings	10

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3: Defaults upon Senior Securities	10

Item 4: Submission of Matters to a Vote of Security Holders	10

Item 5: Other Information	10

Item 6: Exhibits and Reports on Form 8-K	10

Signatures	11

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND SEPTEMBER 30, 2010

	DECEMBER 31, 2010 (Unaudited)	SEPTEMBER 30,2010
ASSETS:
Current assets:
Cash	$593	$1,549
Prepaid expenses	-	-

Total current assets	593	1,549

TOTAL ASSETS	$593	$1,549

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,049	$1,049
Advances from company officers	4,036	36

Total Current Liabilities	5,085	1,085

TOTAL LIABILITIES	5,085	1,085

Stockholders' Equity (Deficit)
Preferred Stock, $.001par value; 10,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized,
6,282,273 shares issued and outstanding at December 31, 2010 and at September 30, 2010	6,282	6,282
Additional paid-in capital	146,465	146,465
Subscription receivable	-	-
Deficit accumulated during the exploration stage	(167,239)	(162,283)

Total Stockholders' Equity	(4,492)	464

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$593	$1,549

The accompanying notes are an integral part of these financial statements.

SUNRISE HOLDINGS LIMITED
 (an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH DECEMBER 31, 2010
(Unaudited)

			October 25, 2005
	Three Months Ended		(Inception) to
	December 31		December 31,
	2010	2009	2010
Expenses:
Exploration costs	-	-	37,956
General and administrative expenses	4,956	5,359	191,827
Total Operating Expenses	4,956	5,359	229,783
Net operating loss	(4,956)	(5,359)	(229,783)

Operating Income (Expense)
Interest income	-	21	64,960
Gain on extinguishment of accounts payable	-	-	5,669
Interest expense	-	-	(8,085)
Total Other Income and Expense	-	21	62,543

Net Loss	$(4,956)	$(5,338)	$(167,239)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	6,282,273	6,282,273

See the accompanying summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH DECEMBER 31, 2010
 (Unaudited)

			October 25, 2005
	For Three Months Ended		(Inception) to
	December 31,		December 31,
	2010	2009	2010

Cash Flows from Operating Activities:
Net Loss	$(4,956)	$(5,338)	$(167,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	-	-	45,831
Deprecation	-	-	3,795
Gain on extinguishment of accounts payable	-	-	(5,669)
Imputed interest on shareholder advance	-	-	2,711
(Increase) decrease in prepaid expenses	-	549	-
Increase (decrease) in interest receivable	-	-	(33,259)
Increase (decrease) in accounts payable	-	1,850	6,718

Net Cash Flows Used by Operations	(4,956)	(2,940)	(147,112)

Cash Flows from Investing Activities:
Purchase of assets	-	-	(1,795)

Net Cash Flows Used for Investing Activities	-	-	(1,795)

Cash Flows from Financing Activities:
Stocks issued for cash	-	-	3,045,464
Shares Rescinded	-	-	(2,400,000)
Issuance of note receivable	-	-	(500,000)
Repayment for advance from company officer	-	-	(62,200)
Advance from company officer	4,000	18	66,236

Net Cash Flows Provided by Financing Activities	4,000	18	149,500

Net Increase (Decrease) in Cash	(956)	(2,922)	593

Cash and cash equivalents - Beginning of period	1,549	12,396	-

Cash and cash equivalents - End of period	$593	$9,475	$593

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

Supplement disclosure of non cash investing and financing activities:
Reduction of note in connection with share recission			$500,000

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
Notes To Consolidated Financial Statements
  (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Sunrise Holdings Limited have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Sunrise's audited 2010 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Sunrise's 2010 annual financial statements have been omitted.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company¡¯s fiscal year end is September 30.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company¡¯s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company¡¯s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument¡¯s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company¡¯s financial instruments consist principally of cash, and amounts due to related parties.  Pursuant to ASC 820 and 825, the fair value of our cash is determined based on ¡¡ãLevel 1¡¡À inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recently Issued Accounting Standards

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), ¡¡ãDerivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.¡¡À  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity¡¯s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), ¡¡ãConsolidation (Topic 810): Amendments for Certain Investment Funds.¡¡À  The amendments in this Update are effective as of the beginning of a reporting entity¡¯s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company¡¯s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 ¡¡ãSubsequent Events (ASC Topic 855) ¡¡ãAmendments to Certain Recognition and Disclosure Requirements¡¡À (¡¡ãASU No. 2010-09¡¡À). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company¡¯s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (¡¡ãFASB¡¡À) issued Accounting Standards Update (¡¡ãASU¡¡À) No. 2010-06, ¡¡ãImproving Disclosures about Fair Value Measurements.¡¡À ASU No. 2010-06 amends FASB Accounting Standards Codification (¡¡ãASC¡¡À) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers¡¯ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company¡¯s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company¡¯s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard is not expected to have a significant impact on the Company¡¯s financial statements.

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

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product¡¯s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

Note 2 - Going Concern

Sunrise's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $167,239 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2010, all of which raise substantial doubt about Sunrise's ability to continue as a going concern.

Note 3 - Related Party Transactions

For the three months ended December 31, 2010, an officer of the Company advanced $4,000 to the Company to pay for the auditing fee.  These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Note 4 - Subsequent Events

On January 5, 2011, Sunrise issued 600,000 shares of its restricted common stock to its Chief Executive Officer and Chief Financial Officer for their services during the three month period ended March 31, 2011. These shares were valued at $0.0258 per share based on the market close price for the Company¡¯s Common Stock on January 4, 2011 which will be recorded as a contribution of capital for the value of the shares and an equivalent amount to stock based compensation.

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

The following discussion should be read along with our financial statements as of December 31, 2010, which are included in another section of this document and with our Form 10-K as of September 30, 2010 which contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

General

The following discussion and analysis summarizes the results of operations of Sunrise Holdings Limited, Inc. (the "Sunrise" or "we") for the quarter ended December 31, 2010.

Sunrise is a mining resource company that currently is working to identify and develop projects in Asia. At present, the Company doesn¡¯t own any mining property and has no current operating income.

Results of Operations

Comparison of the three months ended December 31, 2010 and 2009

For the three-month period ended December 31, 2010 compared to the three month period ended December 31, 2009, Sunrise had a net loss of  $4,956 compared to a net loss of  $5,338, respectively. This decrease in net loss was due to a decrease in general and administrative expenses.

General and administrative expenses decreased 7.5% to $4,956 during the three month period ended December 31, 2010 as compared to $5,359 for the comparable period in 2009. This decrease was mainly due to a decrease in professional fees.

Liquidity and Capital Resources

At December 31, 2010, Sunrise had current assets of $593, working capital deficit of $4,492, and had $4,956 of net cash used by operations during the three month period ended December 31, 2010.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer  and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange  Act") is recorded, processed, summarized  and reported within the required time periods and is accumulated and communicated to our management, including our principal executive  officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended December 31, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

February 3, 2011	Sunrise Holdings Limited
	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President