Form 10-Q
period 2011-03-31
Sunrise Holdings LTD
filed 2011-04-29
CIK 1394130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,882,273 shares as of April 29, 2011.

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No ☒

SUNRISE HOLDINGS LIMITED

INDEX

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements:

Consolidated Balance Sheets as of March 31, 2011 and September 30, 2010 (unaudited)	4

Consolidated Statements of Expenses for the three and six months ended March 31, 2011 and 2010, and from October 25, 2005 (inception) to March 31, 2011 (unaudited)	5

Consolidated Statements of Cash Flows for the six months ended March 31, 2011 and 2010, and from October 25, 2005 (inception) to March 31, 2011 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2: Management's Discussion and Analysis or Plan of Operations	10

Item 3: Quantitative and Qualitative Disclosures About Market Risk	11

Item 4: Controls and Procedures	11

PART II: OTHER INFORMATION

Item 1: Legal Proceedings	12

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3: Defaults upon Senior Securities	12

Item 4: Submission of Matters to a Vote of Security Holders	12

Item 5: Other Information	12

Item 6: Exhibits and Reports on Form 8-K	12

Signatures	13

 PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND SEPTEMBER 30, 2010

	MARCH 31, 2011 (unaudited)	SEPTEMBER 30,2010 (audited)
ASSETS:
Current assets:
Cash	$4,250	$1,549

TOTAL ASSETS	$4,250	$1,549

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$1,049	$1,049
Advances from company officers	10,036	36

Total Current Liabilities	11,085	1,085

TOTAL LIABILITIES	11,085	1,085

Stockholders' Equity (Deficit)
Preferred Stock, $.001par value; 10,000,000 shares authorized, 10,000,000 shares issued and outstanding
	10,000	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized,
6,882,273 and 6,282,273 shares issued and outstanding at March 31, 2011 and September 30, 2010, respectively	6,882	6,282
Additional paid-in capital	168,065	146,465
Deficit accumulated during the exploration stage	(191,782)	(162,283)

Total Stockholders' Equity (Deficit)	(6,835)	464

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,250	$1,549

The accompanying notes are an integral part of these financial statements.

 SUNRISE HOLDINGS LIMITED
 (an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND 2010 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH MARCH 31, 2011
(Unaudited)

					October 25, 2005
	Three Months Ended		Six Months Ended		(Inception) to
	March 31		March 31		March 31,
	2011	2010	2011	2010	2011
Expenses:
Exploration costs	$-	$-	$-	$-	$37,956
General and administrative expenses	24,543	2,374	29,499	7,733	216,370
Total Operating Expenses	24,543	2,374	29,499	7,733	254,326
Net operating loss	(24,543)	(2,374)	(29,499)	(7,733)	(254,326)

Operating Income (Expense)
Interest income	-	9	-	31	64,960
Gain on extinguishment of accounts payable	-	-	-	-	5,669
Interest expense	-	-	-	-	(8,085)
Total Other Income and Expense	-	9	-	31	62,543

Net Loss	$(24,543)	$(2,365)	$(29,499)	$(7,702)	$(191,782)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	6,848,940	6,282,273	6,562,493	6,282,273

See the accompanying summary of accounting policies and notes to the financial statements.

 SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH MARCH 31, 2011
 (Unaudited)
			October 25, 2005
	For Six Months Ended		(Inception) to
	March 31,		March 31,
	2011	2010	2011

Cash Flows from Operating Activities:
Net Loss	$(29,499)	$(7,702)	$(191,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	22,200	-	68,031
Deprecation	-	-	3,795
Gain on extinguishment of accounts payable	-	-	(5,669)
Imputed interest on shareholder advance	-	-	2,711
(Increase) decrease in prepaid expenses	-	1,098	-
Increase (decrease) in interest receivable	-	-	(33,259)
Increase (decrease) in accounts payable	-	(541)	6,718

Net Cash Flows Used by Operations	(7,299)	(7,145)	(149,455)

Cash Flows from Investing Activities:
Purchase of assets	-	-	(1,795)

Net Cash Flows Used for Investing Activities	-	-	(1,795)

Cash Flows from Financing Activities:
Stocks issued for cash	-	-	3,045,464
Shares Rescinded	-	-	(2,400,000)
Issuance of note receivable	-	-	(500,000)
Repayment for advance from company officer	-	-	(62,200)
Advance from company officer	10,000	18	72,236

Net Cash Flows Provided by Financing Activities	10,000	18	155,500

Net Increase (Decrease) in Cash	2,701	(7,127)	4,250

Cash and cash equivalents - Beginning of period	1,549	12,396	-

Cash and cash equivalents - End of period	$4,250	$5,269	$4,250

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

Supplement disclosure of non cash investing and financing activities:
Reduction of note in connection with share recission			$500,000

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

The Company’s financial instruments consist principally of cash, and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on Level 1 inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Sunrise's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $191,782 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2011, all of which raise substantial doubt about Sunrise's ability to continue as a going concern.

Note 3 - Related Party Transactions

For the six months ended March 31, 2011, an officer of the Company advanced $10,000 to the Company.  These advances are unsecured, non-interest bearing and have no fixed terms of repayment. No imputed interest was included due to the amount being immaterial.

 Note 4 – Share Capital

On January 5, 2011, Sunrise issued 300,000 shares of its restricted common stock to a director and officer, Mr. Shaojun Sun for his services during the three month period ended December 31, 2010. These shares were valued at $11,100 based on their market value of $0.037 per share at closing on January 5, 2011, which is recorded as a contribution of capital for the value of the shares and an equivalent amount to stock based compensation.

On January 5, 2011, Sunrise issued 300,000 shares of its restricted common stock to a director and officer, Mr. Xuguang Sun for his services during the three month period ended December 31, 2010. These shares were valued at $11,100 based on their market value of $0.037 per share at closing on January 5, 2011, which is recorded as a contribution of capital for the value of the shares and an equivalent amount to stock based compensation.

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

The following discussion should be read along with our financial statements as of March 31, 2011, which are included in another section of this document and with our Form 10-K as of September 30, 2010 which contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

General

The following discussion and analysis summarizes the results of operations of Sunrise Holdings Limited, Inc. (the "Sunrise" or "we") for the three and six months ended March 31, 2011.

Sunrise is a mining resource company that currently is working to identify and develop projects in Asia. At present, the Company doesn’t own any mining property and has no current operating income.

Results of Operations

Comparison of the three months ended March 31, 2011 and 2010

For the three months ended March 31, 2011 compared to the three months ended March 31, 2010, Sunrise had a net loss of $24,543 compared to a net loss of $2,365, respectively. The increase of loss was due to the increase of general and administrative expenses.

General and administrative expenses increased 934% to $24,543 during the three months ended March 31, 2011 as compared to $2,374 for the comparable period in 2010. This increase was mainly due to issuances of shares to officers of the Company for their services.

Comparison of the six months ended March 31, 2011 and 2010

For the six months ended March 31, 2011 compared to the six months ended March 31, 2010, Sunrise had a net loss of $29,499 compared to a net loss of $7,702, respectively. The increase of loss was due to the increase of general and administrative expenses.

General and administrative expenses increased 227% to $29,499 during the six months ended March 31, 2011 as compared to $7,733 for the comparable period in 2010. This increase was mainly due to issuances of shares to officers of the Company for their services.

Liquidity and Capital Resources

At March 31, 2011, Sunrise had current assets of $4,250, working capital deficit of $6,835, and had $7,299 of net cash used by operations during the six months ended March 31, 2011.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2011 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

April 29, 2011	Sunrise Holdings Limited
	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President