Form 10-Q
period 2011-06-30
Sunrise Holdings LTD
filed 2011-07-25
CIK 1394130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,882,273 shares as of July 25, 2011.

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No ☒

SUNRISE HOLDINGS LIMITED

INDEX

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements:

Consolidated Balance Sheets as of June 30, 2011 and September 30, 2010 (unaudited)	4

Consolidated Statements of Expenses for the three and nine months ended June 30, 2011 and 2010, and from October 25, 2005 (inception) to June 30, 2011 (unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2010, and from October 25, 2005 (inception) to June 30, 2011 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2: Management's Discussion and Analysis or Plan of Operations	10

Item 3: Quantitative and Qualitative Disclosures About Market Risk	11

Item 4: Controls and Procedures	11

PART II: OTHER INFORMATION

Item 1: Legal Proceedings	12

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3: Defaults upon Senior Securities	12

Item 4: Submission of Matters to a Vote of Security Holders	12

Item 5: Other Information	12

Item 6: Exhibits and Reports on Form 8-K	12

Signatures	13

  PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND SEPTEMBER 30, 2010

	JUNE 30, 2011	SEPTEMBER 30, 2010
	(unaudited)	(audited)
ASSETS:
Current assets:
Cash	$1,971	$1,549

Total current assets	1,971	1,549

TOTAL ASSETS	$1,971	$1,549

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$1,049	$1,049
Advances from company officers	10,036	36

Total Current Liabilities	11,085	1,085

TOTAL LIABILITIES	11,085	1,085

Stockholders' Equity (Deficit):
Preferred Stock, $.001par value; 10,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized, 6,882,273 and 6,282,273 shares issued and outstanding at June 30, 2011 and September 30, 2010, respectively	6,882	6,282
Additional paid-in capital	168,065	146,465
Deficit accumulated during the exploration stage	(194,061)	(162,283)

Total Stockholders' Equity (Deficit)	(9,114)	464

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,971	$1,549

The accompanying notes are an integral part of these financial statements.

  SUNRISE HOLDINGS LIMITED
 (an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH JUNE 30, 2011
(Unaudited)

					October 25, 2005
	Three Months Ended		Nine Months Ended		(Inception) to
	June 30		June 30		June 30,
	2011	2010	2011	2010	2011
Expenses:
Exploration costs	$-	$-	$-	$-	$37,956
General and administrative expenses	2,279	2,402	31,778	10,135	218,649
Total Operating Expenses	2,279	2,402	31,778	10,135	256,605
Net operating loss	(2,279)	(2,402)	(31,778)	(10,135)	(256,605)

Operating Income (Expense)
Interest income	-	-	-	31	64,960
Gain on extinguishment of accounts payable	-	-	-	-	5,669
Interest expense	-	-	-	-	(8,085)
Total Other Income and Expense	-	-	-	31	62,544

Net Loss	$(2,279)	$(2,402)	$(31,778)	$(10,104)	$(194,061)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	6,882,273	6,282,273	6,669,086	6,282,273

See the accompanying summary of accounting policies and notes to the financial statements.

  SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH JUNE 30, 2011
 (Unaudited)
			October 25, 2005
	For Nine Months Ended		(Inception) to
	June 30,		June 30,
	2011	2010	2011

Cash Flows from Operating Activities:
Net Loss	$(31,778)	$(10,104)	$(194,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	22,200	-	68,031
Depreciation	-	-	3,795
Gain on extinguishment of accounts payable	-	-	(5,669)
Imputed interest on shareholder advance	-	-	2,711
(Increase) decrease in prepaid expenses	-	1,646	-
Increase (decrease) in interest receivable	-	-	(33,259)
Increase (decrease) in accounts payable	-	(540)	6,718

Net Cash Flows Used by Operations	(9,578)	(8,998)	(151,734)

Cash Flows from Investing Activities:
Purchase of assets	-	-	(1,795)

Net Cash Flows Used for Investing Activities	-	-	(1,795)

Cash Flows from Financing Activities:
Stocks issued for cash	-	-	3,045,464
Shares Rescinded	-	-	(2,400,000)
Issuance of note receivable	-	-	(500,000)
Advance from company officer	10,000	18	10,036

Net Cash Flows Provided by Financing Activities	10,000	18	155,500

Net Increase (Decrease) in Cash	422	(8,980)	1,971

Cash and cash equivalents - Beginning of period	1,549	12,396	-

Cash and cash equivalents - End of period	$1,971	$3,416	$1,971

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

Supplement disclosure of non cash investing and financing activities:
Reduction of note in connection with share recission	$-	$-	$500,000

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

Sunrise's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $194,061 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2011, all of which raise substantial doubt about Sunrise's ability to continue as a going concern.

Note 3 - Related Party Transactions

For the nine months ended June 30, 2011, an officer of the Company advanced $10,000 to the Company.  These advances are unsecured, non-interest bearing and have no fixed terms of repayment. No imputed interest was included due to the amount being immaterial.

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

The following discussion should be read along with our financial statements as of June 30, 2011, which are included in another section of this document and with our Form 10-K as of September 30, 2010 which contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

General

The following discussion and analysis summarizes the results of operations of Sunrise Holdings Limited, Inc. (the "Sunrise" or "we") for the three and nine months ended June 30, 2011.

Sunrise is a mining resource company that currently is working to identify and develop projects in Asia. At present, the Company doesn’t own any mining property and has no current operating income.

Results of Operations

Comparison of the three months ended June 30, 2011 and 2010

For the three months ended June 30, 2011 compared to the three months ended June 30, 2010, Sunrise had a net loss of $2,279 compared to a net loss of $2,402, respectively. The decrease of loss was due to the decrease of general and administrative expenses.

Comparison of the nine months ended June 30, 2011 and 2010

For the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010, Sunrise had a net loss of $31,778 compared to a net loss of $10,104, respectively. The increase of loss was due to the increase of general and administrative expenses.

General and administrative expenses increased 214% to $31,778 during the nine months ended June 30, 2011 as compared to $10,135 for the comparable period in 2010. This increase was mainly due to issuances of shares to officers of the Company for their services.

Liquidity and Capital Resources

At June 30, 2011, Sunrise had current assets of $1,971, working capital deficit of $9,114, and had $9,578 of net cash used by operations during the nine months ended June 30, 2011.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2011 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

July 25, 2011	Sunrise Holdings Limited
	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President