Form 10-K
period 2011-09-30
Sunrise Holdings LTD
filed 2011-11-18
CIK 1394130

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT UNDER 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2011

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ¡§ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ¡§

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ¡§

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (¡ì229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ¡§

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	¡§	Accelerated Filer	¡§

Non-accelerated Filer	¡§	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ¡§

The number of shares of the registrant¡¯s class of common stock, $0.001 par value, outstanding at November 18, 2011: 6,882,273

PART I

ITEM 1.      DESCRIPTION OF BUSINESS

General

Sunrise Holdings Limited ("Sunrise") is a mining resource company that currently is working to identify and develop some projects in Asia. At present, the Company has no current operating income.

Background

Sunrise was incorporated on October 25, 2005, in the State of Nevada as a wholly owned subsidiary of Magnum d'Or Resources, Inc. ("Magnum"). On October 25, 2005, Magnum transferred all of its mining rights and options to acquire mining claims in Mongolia to Sunrise which comprised substantially all of the assets of Magnum. Sunrise continued the exploration program of Magnum in Mongolia and earned the right to exercise the options on its mining claims and to obtain a 100% ownership interest in its two mining claims called the Khul Morit property and the Shandi property. On December 15, 2006, Sunrise incorporated a wholly owned subsidiary called Oriental Magnum Inc. in Mongolia to hold the title of its mining claims. On September 20, 2007, Sunrise completed its spin-off from Magnum to Magnum's stockholders of record on January 23, 2007. On September 28, 2007, Sunrise decided not to renew its Shandi license for business reason. In May 5, 2008, Sunrise decided to abandon and terminate its mining rights in its Khul Morit undeveloped mining properties because it had determined that the substantial costs of additional exploratory drilling and geological testing and evaluation would not be desirable for the Company. On December 22, 2008, the Company decided not to renew its Mongolia subsidiary Oriental Magnum Inc. On March 2, 2009, the Company also sold its subsidiary ¡°eFuture International Limited¡± that had zero assets and liabilities to its chief executive officer for $2,000.

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

Name Change

On March 27, 2008, our board of directors and the majority holders of the Company¡¯s capital stock jointly approved amendments to our Articles of Incorporation by written consent to change its name from ¡°Sunrise Mining Corporation¡± to ¡°Sunrise Holdings Limited¡± because the operations of the Company will be more diversified and expanded in the future and therefore a new corporate name is appropriate.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Item 1A . Risk Factors

As a ¡°smaller reporting company¡± as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

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

Calendar Quarter Ended	High Bid	Low Bid

December 31, 2010	$.156	$.0053
March 31, 2011	$.097	$.0211
June 30, 2011	$.0749	$.0102
September 30, 2011	$.041	$.0129

As of November 9, 2011, the closing price for the Company's Common Stock was $0.0133 per share. There are no outstanding options or warrants to purchase shares of Common Stock of the Company.

Since its inception, no dividends have been paid on the Company's Common Stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

At September 30, 2011, there were approximately 106 holders of record of the Company's Common Stock.

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

The following discussion and analysis summarizes the results of operations of Sunrise Holdings Limited, Inc. (the "Sunrise" or we") for the year ended September 30, 2011.

Results of Operations

Comparison of the Years Ended September 30, 2011 and 2010.

For the year ended September 30, 2011 compared to the year ended September 30, 2010, Sunrise had a net loss of $34,547 and $12,669, respectively, a 172.69% increase in net loss, mainly due to an increase in administrative cost.

There were no mining exploration costs during the year ended September 30, 2011 and 2010.

General and administrative expenses increased 172.02% to $34,547 during the year ended September 30, 2011 as compared to $12,700 for the comparable period in 2010, mainly due to an increase in professional fees.

Liquidity and Capital Resources

At September 30, 2011, Sunrise had current assets of $649, working capital deficit of $11,883, and had $11,900 of net cash used by operations during the year ended September 30, 2011.

The Company had current assets of $649 at September 30, 2011 as compared to current assets of $1,549 at September 30, 2010.

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

ITEM  9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (¡°the Exchange Act¡±).   Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, and summarized and reported with the time periods specified in the Securities and Exchange Commission¡¯s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management¡¯s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms are defined in Rules 13(a) ¨C 15(f) promulgated under the Securities Exchange Act of 1934, as amended. The purpose of an internal control system is to provide reasonable assurance to the Company¡¯s management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of the Company¡¯s internal control over financial reporting as of September 30, 2011 and this assessment identified the following material weaknesses in the company¡¯s internal control over financial reporting:

o	A system of internal controls (including policies and procedures) has neither been designed nor implemented.
o	A formal, internal accounting system has not been implemented.
o	Segregation of duties in the handling of cash, cash receipts, and cash disbursements is not formalized.

It is Management¡¯s opinion that the above weaknesses exist due to the small size of operating staff and the current phase of operations (e.g., no current sales activity).

In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control ¨C Integrated Framework.  Because of the material weaknesses described in the preceding paragraph, Management believes that, as of September 30, 2011, the Company¡¯s internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the year ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

This annual report does not include an attestation report of the Company¡¯s registered public accounting firm regarding internal control over financial reporting.  Management¡¯s report was not subject to attestation by the Company¡¯s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management¡¯s report in this Form 10-K.

 PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Management of the Company

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name	Age	Positions

Xuguang Sun	49	Chief Executive Officer, President Treasurer and Director

Shaojun Sun	38	Secretary, Chief Financial Officer, Vice President and Director

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

Xuguang Sun and Shaojun Sun, the two officers of the Company, have provided their services on a part-time basis, one of which averages one hour per week and the other averages two hours of services per week. The level of operations of the Company has not necessitated the full-time services of its directors and officers. The directors and officers may continue to pursue other business activities independently of the Company. If the level of business activity of the Company increases, the directors and officers of the Company intend to devote additional time to the management of the Company and intend to retain additional management personnel whenever necessary and appropriate.

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

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of the Company's executive officers for the two fiscal years ended September 30, 2011 and 2010.

Executive Officer Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal year ended September 30, 2011 and September 30, 2010 with Sunrise. Sunrise has not entered into any employment agreements with any of the named executive officers.

(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(I)		(j)
Name and Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonquali- fied Deferred Compensation Earnings		All Other Compensation		Total
Xuguang Sun (1) President, Chief Executive Officer and Treasurer	2011 2010	$ $	0 0	$ $	0 0	$ $	11,100 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	11,000 0

Shaojun Sun (1) Vice President, Chief Financial Officer and Secretary	2011 2010	$ $	0 0	$ $	0 0	$ $	11,100 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	11,100 0

(1)	Mr. Xuguang Sun and Mr. Shaojun Sun became the executive officers of the Company in October 2005.

(2)	Mr. Xuguang Sun and Mr. Shaojun Sun havs received 600,000 common shares to pay for their compensation total $22,200 for the three month ended December 31, 2010.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of September 30, 2011, the number and percentage of the 6,882,273 shares of Common Stock and 10,000,000 shares of Preferred Stock which, according to the information supplied to Sunrise, that are to be beneficially owned by (I) each person who is currently a director of the Sunrise, (ii) each executive officer, (iii) all current directors and executive officers of Sunrise as a group and (iv) each person who, to the knowledge of the Company, is to be the beneficial owner of more than 5% of the outstanding Common Stock and Preferred Stock of the Company. Except as otherwise indicated, the persons named in the table will have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Stock		Percent of Class

Sunrise Lighting Holdings Limited 1719 International Trade Centre, 11-19 Sha Tsui Road, Tsuen Wan, Hong Kong, The People's Republic of China	200,277,799	(1)	96.81%

Xuguang Sun 1719 International Trade Centre, 11-19 Sha Tsui Road, Tsuen Wan, Hong Kong, The People's Republic of China	200,777,799	(2)(3)	97.05%

Shaojun Sun 1108 W. Valley Blvd. Suite 6-399, Alhambra, CA 91803	200,912,619	(2)(4)	97.11%

All executive officers and directors as a group (2 persons)	201,412,619	(5)	97.35%

(1)
Represents the voting beneficial ownership of 200,000,000 shares of Common Stock of the Company created by the voting power of its 10,000,000 shares of non-convertible Preferred Stock of the Company, and also represents 277,799 shares of Common Stock to be held directly in the name of Sunrise Lighting Holdings Limited.

(2)	Because Mr. Sun Xuguang and Mr. Sun Shaojun are the owners and executives of Sunrise Lighting Holdings Limited ("Sunrise"), they are deemed to beneficially own the shares held by Sunrise.

(3)	Includes 500,000 shares of Common Stock to be owned directly by Mr. Xuguang Sun.

(4)	Includes 634,820 shares of Common Stock to be owned directly by Mr. Shaojun Sun.

(5)	Includes all shares of Common Stock to be owned by Sunrise Lighting Holdings Limited and by all of the shares to be owned by the directors and officers of Sunrise.

The stock transfer agent of Sunrise Holdings Limited will be Pacific Stock Transfer, 4045 S. Spencer Street, Suite 403, Las Vegas, NV 89119; telephone number 702.361.3033.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of September 30, 2011, the Company still owned Mr. Shaojun Sun $1,036 which included (1) $36 purchases advanced by him during the year ended September 30, 2010; and (2) $1,000 loan he made to the Company for during the year ended September 30, 2011.  These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

As of September 30, 2011, the Company still owned Mr. Xuguang Sun $10,000 which included (1) $4,000 paid to the auditor by him on behalf of the Company for the year ended September 30, 2010 audit works; (2) $6,000 loan he made to the Company for during the year ended September 30, 2011.  These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended September 30, 2011, and 2010 are as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees (2)	All Other Fees
M&K CPAS, PLLC
for fiscal year ended:
September 30, 2011	$9,400	$0	$0	$0
September 30, 2010	$10,018	$0	$0	$0
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

21     List of Subsidiaries

31     Certification of Chief Executive Officer and Principal Financial Officer

32     Certification pursuant to 18 U.S.C. Section 1350

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sunrise Holdings Limited
(an Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Sunrise Holdings Limited (an exploration stage company) as of September 30, 2011 and 2010, and the related consolidated statements of expenses, changes in stockholders' equity, and cash flows for the years then ended. The consolidated financial statements for the period October 25, 2005 (inception) through September 30, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period October 25, 2005 (inception) through September 30, 2006, include total revenues of $0 and a net loss of $45,464. Our opinion on the consolidated statements of expenses, stockholders's deficit and cash flows for the period October 25, 2005 (inception) through September 30, 2006, insofar as it relates to amounts for prior periods through September 30, 2006, is based solely on the reports of other auditors. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Holdings Limited and as of September 30, 2011 and 2010, and the results of its operations, changes in stockholders' equity and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
November 18, 2011

 SUNRISE HOLDINGS LIMITED
 (an Exploration Stage Company)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND 2010

	September 30, 2011	September 30, 2010
ASSETS:
Current assets:
Cash	$649	$1,549

Total current assets	649	1,549

TOTAL ASSETS	$649	$1,549

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$1,496	$1,049
Advances from company officers	11,036	36

Total Current Liabilities	12,532	1,085

TOTAL LIABILITIES	12,532	1,085

Stockholders' Equity (Deficit):
Preferred Stock, $.001par value; 10,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized,
6,882,273 shares issued and outstanding at September 30, 2011; 6,282,273 shares issued and outstanding at September 30, 2010	6,882	6,282
Additional paid-in capital	168,065	146,465
Deficit accumulated during the exploration stage	(196,830)	(162,283)

Total Stockholders' Equity (Deficit)	(11,883)	464

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$649	$1,549

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
 (an Exploration Stage Company)
STATEMENTS OF EXPENSES
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2011

			October 25, 2005
	For the Year Ended	For the Year Ended	(Inception) to
	September 30,	September 30,	September 30,
	2011	2010	2011
Expenses:
Exploration costs	-	-	37,956
General and administrative expenses	$34,547	12,700	221,418
Total Operating Expenses	34,547	12,700	259,374
Net operating loss	(34,547)	(12,700)	(259,374)

Operating Income (Expense)
Interest income	-	31	64,960
Gain on extinguishment of accounts payable	-	-	5,669
Interest expense	-	-	(8,085)
Total Other Income and Expense	-	31	62,544

Net Loss	$(34,547)	$(12,669)	$(196,830)

Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.00)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	6,722,821	6,282,273

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
STATEMENTS OF CASH FLOWS
 (an Exploration Stage Company)
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2011

			October 25, 2005
	For the Years Ended		(Inception) to
	September 30,		September 30,
	2011	2010	2011

Cash Flows from Operating Activities:
Net Loss	$(34,547)	$(12,669)	$(196,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	22,200	-	68,031
Deprecation	-	-	3,795
Gain on extinguishment of accounts payable	-	-	(5,669)
Imputed interest on shareholder advance	-	-	2,711
(Increase) decrease in prepaid expenses	-	2,195	-
Increase (decrease) in interest receivable	-	-	(33,259)
Increase (decrease) in accounts payable	447	(391)	7,165

Net Cash Flows Used by Operations	(11,900)	(10,865)	(154,056)

Cash Flows from Investing Activities:
Sale (Purchase) of assets	-	-	(1,795)

Net Cash Flows Used for Investing Activities	-	-	(1,795)

Cash Flows from Financing Activities:
Stocks issued for cash	-	-	3,045,464
Shares Rescinded	-	-	(2,400,000)
Issuance of note receivable	-	-	(500,000)
Advance from company officer	11,000	18	11,036

Net Cash Flows Provided by Financing Activities	11,000	18	156,500

Net Increase (Decrease) in Cash	(900)	(10,847)	649

Cash and cash equivalents - Beginning of period	1,549	12,396	-

Cash and cash equivalents - End of period	$649	$1,549	$649

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

Supplement disclosure of non cash investing and financing activities:
Reduction of note in connection with share rescission	$-	$-	$500,000

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS¡¯ EQUITY (DEFICIT)
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2011

							Accumulated
						Additional	(Deficit) During the	Total
	Preferred Stock		Common Stock		Subscription	Paid-in	Development	Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Receivable	Capital	Stage	Equity (Deficit)

Inception - October 25, 2005	-	$-	$-	$-	$-	$-	$-	$-

Issuance of stock to parent for expenses	-	-	100000	100	-	45364	-	45464
Net loss for year	-	-	-	-	-	-	(45,464)	(45,464)

Balance - September 30, 2006	-	-	100,000	100	-	45,364	(45,464)	-

Issuance of preferred stock	10,000,000	10,000	-	-	-	(10,000)	-	-
Cancellation of common stock	-	-	(100,000)	(100)	-	100	-	-
Issuance of common stock	-	-	5,785,090	5,785	-	(5,785)	-	-
Net loss for the year	-	-	-	-	-	-	(93,540)	(93,540)

Balance - September 30, 2007	10,000,000	10,000	5,785,090	5,785	-	29,679	(139,004)	(93,540)

Issuance of common stock for cash	-	-	75,000,000	75,000	-	2,925,000	-	3,000,000
Subscription receivable	-	-	-	-	(526,507)	-	-	(526,507)
Issuance of common stock for services	-	-	497,183	497	-	45,334	-	45,831
Imputed interest on shareholder advance	-	-	-	-	-	2,711	-	2,711
Net loss for the year	-	-	-	-	-	-	(7,073)	(7,073)

Balance - September 30, 2008	10,000,000	10,000	81,282,273	81,282	(526,507)	3,002,724	(146,077)	2,421,423

Cancellation of common stock	-	-	(75,000,000)	(75,000)	-	(2,856,259)	-	(2,931,259)
Subscription receivable	-	-	-	-	526,507	-	-	526,507
Net loss for the year	-	-	-	-	-	-	(3,538)	(3,538)

Balance - September 30, 2009	10,000,000	10,000	6,282,273	6,282	-	146,465	(149,614)	13,133

Net loss for the year	-	-	-	-	-	-	(12,669)	(12,669)

Balance - September 30, 2010	10,000,000	10,000	6,282,273	6,282	-	146,465	(162,283)	464

Issuance of common stock for services	-	-	600,000	600	-	21,600	-	22,200
Net loss for year	-	-	-	-	-	-	(34,547)	(34,547)

Balance - September 30, 2011	10,000,000	$10,000	6,882,273	$6,882	$-	$168,065	$(196,830)	$(11,883)

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
 (an Exploration Stage Company)
Notes To Financial Statements

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

On March 27, 2008, Sunrise amended its article of incorporation to change its name from ¡°Sunrise Mining Corporation¡± to ¡°Sunrise Holdings Limited¡± because the operations of the Company will be more diversified and expanded in the future and therefore a new corporate name is appropriate.

On February 5, 2008, Sunrise incorporated a new wholly owned subsidiary named ¡°eFuture International Limited¡± in British Virgin Islands.  The Company intended to conduct its business through this new subsidiary.

On May 5, 2008, Sunrise decided to abandon and terminate its mining rights in its Khul Morit undeveloped mining properties because it had determined that the substantial costs of additional exploratory drilling and geological testing and evaluation would not be desirable for the Company. Because of this, the Company decided not to renew its Mongolia subsidiary ¡°Oriental Magnum Limited¡± .

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

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2011 and 2010, there were no cash equivalents.

                Exploration Stage Mining Company

The Company complies with FASB guidelines for its characterization of the Company as exploration stage.

Impairment of Long Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (¡°ASC 360-10¡±). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

The Company¡¯s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties.  Pursuant to ASC 820 and 825, the fair value of our cash is determined based on ¡°Level 1¡± inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (¡°ASC 740-10¡±) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

There was no current or deferred income tax expense or benefits for the periods ending September 30, 2011 and 2010.

Basic and Diluted Net Loss Per Common Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (¡°EPS¡±) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (¡°ASC 718-10¡±) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. The Company implemented ASC 718-10 on January 1, 2006 using the modified prospective method .

The Company did not grant any stock options during the period ended September 30, 2011 and 2010.

Recently Issued Accounting Standards

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), ¡°Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.¡±  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity¡¯s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), ¡°Consolidation (Topic 810): Amendments for Certain Investment Funds.¡±  The amendments in this Update are effective as of the beginning of a reporting entity¡¯s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company¡¯s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 ¡°Subsequent Events (ASC Topic 855) ¡°Amendments to Certain Recognition and Disclosure Requirements¡± (¡°ASU No. 2010-09¡±). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company¡¯s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (¡°FASB¡±) issued Accounting Standards Update (¡°ASU¡±) No. 2010-06, ¡°Improving Disclosures about Fair Value Measurements.¡± ASU No. 2010-06 amends FASB Accounting Standards Codification (¡°ASC¡±) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers¡¯ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company¡¯s financial statements.

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

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company¡¯s financial statements.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company¡¯s financial statements.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company¡¯s consolidated financial statements, but did eliminate all references to pre-codification standards.

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company¡¯s financial statements.

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

Sunrise's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $196,830 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2011, all of which raise substantial doubt about Sunrise's ability to continue as a going concern.

Note 3 - Income Taxes

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses from inception.

At September 30, 2011, the Company had US net operating loss carryforwards of approximately $196,830 for federal income tax purposes.

Deferred tax assets and liabilities are comprised of the following as of September 30, 2011:

Deferred income tax assets:

Tax effect of net operating loss carryforward	$66,922
Valuation allowance	(66,922)
Net deferred tax asset	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2011, the Company had net operating loss carryforward of approximately $196,830 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income will begin expiring in 2027. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 4 - Related Party Transactions

For the twelve months ended September 30, 2011, Mr. Xuguang Sun, an officer and director of the Company, advanced $10,000 to the Company.  These advances are unsecured, non-interest bearing and have no fixed terms of repayment. No imputed interest was included due to the amount being immaterial.

For the twelve months ended September 30, 2011, Mr. Shaojun Sun, an officer and director of the Company, advanced $1,000 to the Company.  These advances are unsecured, non-interest bearing and have no fixed terms of repayment. No imputed interest was included due to the amount being immaterial.

Note 5 ¨C Share Capital

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

Note 6 ¨C Subsequent Events

From October 1, 2011 through the date of this filing, Mr. Xuguang Sun, an officer and director of the Company, advanced $8,000 to the Company.  These advances are unsecured, non-interest bearing and have no fixed terms of repayment. No imputed interest was included due to the amount being immaterial.

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

SUNRISE HOLDINGS LIMITED

Dated: November 18, 2011	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President

Dated: November 18, 2011	By:	/s/ Xuguang Sun
Xuguang Sun, Director

Dated: November 18, 2011	By:	/s/ Shaojun Sun
Shaojun Sun, Director