Form 10-Q
period 2011-12-31
Sunrise Holdings LTD
filed 2012-02-06
CIK 1394130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,882,273 shares as of February 6, 2012.

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No ☒

SUNRISE HOLDINGS LIMITED

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND SEPTEMBER 30, 2011

	DECEMBER 31, 2011 (Unaudited)	SEPTEMBER 30,2011
ASSETS
Current assets:
Cash	$3,698	$649

Total current assets	3,698	649

TOTAL ASSETS	$3,698	$649

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,198	$1,496
Advances from company officers	17,036	11,036

Total Current Liabilities	18,234	12,532

TOTAL LIABILITIES	18,234	12,532

Stockholders' Equity (Deficit)
Preferred Stock, $.001 par value; 10,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized,
6,882,273 shares issued and outstanding at December 31, 2011 and at September 30, 2011	6,882	6,882
Additional paid-in capital	168,065	168,065
Deficit accumulated during the exploration stage	(199,483)	(196,830)

Total Stockholders' Equity (Deficit)	(14,536)	(11,883)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,698	$649

The accompanying notes are an integral part of these financial statements.

 SUNRISE HOLDINGS LIMITED
  (an Exploration Stage Company)
STATEMENTS OF EXPENSES
FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH DECEMBER 31, 2011
(Unaudited)

			October 25, 2005
	Three Months Ended		(Inception) to
	December 31		December 31,
	2011	2010	2011
Expenses:
Exploration costs	-	-	37,956
General and administrative expenses	2,653	4,956	224,071
Total Operating Expenses	2,653	4,956	262,027
Net operating (loss)	(2,653)	(4,956)	(262,027)

Other Income (Expense)
Interest income	-	-	64,960
Gain on extinguishment of accounts payable	-	-	5,669
Interest expense	-	-	(8,085)
Total Other Income and (Expense)	-	-	62,543

Net Loss	$(2,653)	$(4,956)	$(199,483)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Per Share Information:
Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	6,882,273	6,282,273

See the accompanying summary of accounting policies and notes to the financial statements.

 SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH DECEMBER 31, 2011
  (Unaudited)

			October 25, 2005
	For Three Months Ended		(Inception) to
	December 31,		December 31,
	2011	2010	2011

Cash Flows from Operating Activities:
Net Loss	$(2,653)	$(4,956)	$(199,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	-	68,031
Deprecation	-	-	3,795
Gain on extinguishment of accounts payable	-	-	(5,669)
Imputed interest on shareholder advance	-	-	2,711
Increase (decrease) in interest receivable	-	-	(33,259)
Increase (decrease) in accounts payable	(298)	-	6,867

Net Cash Flows Used in Operating Activities	(2,951)	(4,956)	(157,007)

Cash Flows from Investing Activities:
Purchase of assets	-	-	(1,795)

Net Cash Flows Used in Investing Activities	-	-	(1,795)

Cash Flows from Financing Activities:
Stock issued for cash	-	-	3,045,464
Shares Rescinded	-	-	(2,400,000)
Repayment for advance from company officer	-	-	(500,000)
Advance from company officer	6,000	4,000	17,036

Net Cash Flows Provided by Financing Activities	6,000	4,000	162,500

Net Increase (Decrease) in Cash	3,049	(956)	3,698

Cash and cash equivalents - Beginning of period	649	1,549	-

Cash and cash equivalents - End of period	$3,698	$593	$3,698

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

Supplemental disclosure of non cash investing and financing activities:
Reduction of note in connection with share rescission	$-	$-	$500,000

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
 Notes To Financial Statements
  (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Sunrise Holdings Limited have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and the rules of the Securities and Exchange Commission, and should be read in conjunction with Sunrise's audited 2011 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Sunrise's 2011 annual financial statements have been omitted. The Company's fiscal year end is September 30.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2011, there were no cash equivalents.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

There was no current or deferred income tax expense or benefits for the periods ending September 30, 2011 and December 31, 2011.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at December 31, 2011, the Company had no potentially dilutive shares.

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company's financial instruments consist principally of cash, and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on Level 1 inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recently Issued Accounting Standards

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives."  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), "Consolidation (Topic 810): Amendments for Certain Investment Funds."  The amendments in this Update are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company's adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 "Subsequent Events (ASC Topic 855)" "Amendments to Certain Recognition and Disclosure Requirements" ("ASU No. 2010-09"). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company's financial position and results of operations.

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, "Improving Disclosures about Fair Value Measurements." ASU No. 2010-06 amends FASB Accounting Standards Codification ("ASC") 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers' disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company's financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company's financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard is not expected to have a significant impact on the Company's financial statements.

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

Sunrise's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $199,483 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2011, all of which raise substantial doubt about Sunrise's ability to continue as a going concern.

Note 3 - Related Party Transactions

For the three months ended December 31, 2011, an officer of the Company advanced $6,000 to the Company to pay for the general and administrative expenses.  These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

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

The following discussion should be read along with our financial statements as of December 31, 2011, which are included in another section of this document and with our Form 10-K as of September 30, 2011 which contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

General

The following discussion and analysis summarizes the results of operations of Sunrise Holdings Limited, Inc. (the "Sunrise" or "we") for the quarter ended December 31, 2011.

Sunrise is a mining resource company that currently is working to identify and develop projects in Asia. At present, the Company doesn't own any mining property and has no current operating income.

Results of Operations

Comparison of the three months ended December 31, 2011 and 2010

For the three-month period ended December 31, 2011 compared to the three month period ended December 31, 2010, Sunrise had a net loss of  $2,653 compared to a net loss of  $4,956, respectively. This decrease in net loss was due to a decrease in general and administrative expenses.

General and administrative expenses decreased 46% to $2,653 during the three month period ended December 31, 2011 as compared to $4,956 for the comparable period in 2010. This decrease was mainly due to a decrease in professional fees.

Liquidity and Capital Resources

At December 31, 2011, Sunrise had current assets of $3,698, working capital deficit of $14,536, and had $2,653 of net cash used by operations during the three month period ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended December 31, 2011 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

N/A

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3 Defaults Upon Senior Securities

N/A

Item 4 Removed and Reserved
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

February 6, 2012	Sunrise Holdings Limited
	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President