Form 10-Q
period 2012-03-31
Sunrise Holdings LTD
filed 2012-04-26
CIK 1394130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,882,273 shares as of April 26, 2012.

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No ☒

SUNRISE HOLDINGS LIMITED

INDEX

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements:

Balance Sheets as of March 31, 2012 and September 30, 2011 (unaudited)	4

Statements of Expenses for the three months and six months ended March 31, 2012 and 2011, and from October 25, 2005 (inception) to March 31, 2012 (unaudited)	5

Statements of Cash Flows for the six months ended March 31, 2012 and 2011, and from October 25, 2005 (inception) to March 31, 2012 (unaudited)	6

Notes to the Financial Statements (unaudited)	7

Item 2: Management's Discussion and Analysis or Plan of Operations	8

Item 3: Quantitative and Qualitative Disclosures About Market Risk	9

Item 4: Controls and Procedures	9

PART II: OTHER INFORMATION

Item 1: Legal Proceedings	10

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3: Defaults upon Senior Securities	10

Item 4: Removed and Reserved	10

Item 5: Other Information	10

Item 6: Exhibits and Reports on Form 8-K	10

Signatures	11

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
BALANCE SHEETS
AS OF MARCH 31, 2012 AND SEPTEMBER 30, 2011

	MARCH 31, 2012 (Unaudited)	SEPTEMBER 30,2011
ASSETS
Current assets:
Cash	$1,203	$649

Total current assets	1,203	649

TOTAL ASSETS	$1,203	$649

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,198	$1,496
Advances from company officers	17,036	11,036

Total Current Liabilities	18,234	12,532

TOTAL LIABILITIES	18,234	12,532

Stockholders' Equity (Deficit)
Preferred Stock, $.001 par value; 10,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized,
6,882,273 shares issued and outstanding at March 31, 2012 and at September 30, 2011	6,882	6,882
Additional paid-in capital	168,065	168,065
Deficit accumulated during the exploration stage	(201,978)	(196,830)

Total Stockholders' Equity (Deficit)	(17,031)	(11,883)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,203	$649

The accompanying notes are an integral part of these financial statements.

  SUNRISE HOLDINGS LIMITED
  (an Exploration Stage Company)
STATEMENTS OF EXPENSES
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH MARCH 31, 2012
(Unaudited)

					October 25, 2005
	Three Months Ended		Six Months Ended		(Inception) to
	March 31		March 31		March 31,
	2012	2011	2012	2011	2012
Expenses:
Exploration costs	$-	$-	$-	$-	$37,956
General and administrative expenses	2,495	24,543	5,148	29,499	226,566
Total Operating Expenses	2,495	24,543	5,148	29,499	264,522
Net operating (loss)	(2,495)	(24,543)	(5,148)	(29,499)	(264,522)

Operating Income (Expense)
Interest income	-	-	-	-	64,960
Gain on extinguishment of accounts payable	-	-	-	-	5,669
Interest expense	-	-	-	-	(8,085)
Total Other Income and (Expense)	-	-	-	-	62,543

Net Loss	$(2,495)	$(24,543)	$(5,148)	$(29,499)	$(201,978)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	6,882,273	6,282,273	6,882,273	6,282,273

See the accompanying summary of accounting policies and notes to the financial statements.

  SUNRISE HOLDINGS LIMITED
(an Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011 AND THE PERIOD
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH MARCH 31, 2012
  (Unaudited)

			October 25, 2005
	For Six Months Ended		(Inception) to
	March 31,		March 31,
	2012	2011	2012

Cash Flows from Operating Activities:
Net Loss	$(5,148)	$(29,499)	$(201,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	-	22,200	68,031
Deprecation	-	-	3,795
Gain on extinguishment of accounts payable	-	-	(5,669)
Imputed interest on shareholder advance	-	-	2,711
Increase (decrease) in interest receivable	-	-	(33,259)
Increase (decrease) in accounts payable	(298)	-	6,867

Net Cash Flows Used in Operating Activities	(5,446)	(7,299)	(159,502)

Cash Flows from Investing Activities:
Purchase of assets	-	-	(1,795)

Net Cash Flows Used for Investing Activities	-	-	(1,795)

Cash Flows from Financing Activities:
Stocks issued for cash	-	-	3,045,464
Shares Rescinded	-	-	(2,400,000)
Repayment for advance from company officer	-	-	(500,000)
Advance from company officer	6,000	10,000	17,036

Net Cash Flows Provided by Financing Activities	6,000	10,000	162,500

Net Increase (Decrease) in Cash	554	2,701	1,203

Cash and cash equivalents - Beginning of period	649	1,549	-

Cash and cash equivalents - End of period	$1,203	$4,250	$1,203

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

Supplement disclosure of non cash investing and financing activities:
Reduction of note in connection with share rescission			$500,000

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2012, there were no cash equivalents.

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

There was no current or deferred income tax expense or benefits for the periods ending September 30, 2011 and March 31, 2012.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share . ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at March 31, 2012, the Company had no potentially dilutive shares.

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

Sunrise's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $201,978 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2012, all of which raise substantial doubt about Sunrise's ability to continue as a going concern.

Note 3 - Related Party Transactions

For the three months ended March 31, 2012, there is no related party transaction.

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

General

The following discussion and analysis summarizes the results of operations of Sunrise Holdings Limited, Inc. (the "Sunrise" or "we") for the quarter ended March 31, 2012.

Sunrise is a mining resource company that currently is working to identify and develop projects in Asia. At present, the Company doesn't own any mining property and has no current operating income.

Results of Operations

Comparison of the three months ended March 31, 2012 and 2011

For the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011, Sunrise had a net loss of $2,495 compared to a net loss of $24,543, respectively. This decrease in net loss was due to a decrease in general and administrative expenses.

General and administrative expenses decreased 90% to $2,495 during the three-month period ended March 31, 2012 as compared to $24,543 for the comparable period in 2011. This decrease was mainly due to the decrease in issuances of shares to officers of the Company for their services.

Comparison of the six months ended March 31, 2012 and 2011

For the six-month period ended March 31, 2012 compared to the six-month period ended March 31, 2011, Sunrise had a net loss of $5,148 compared to a net loss of $29,499, respectively. This decrease in net loss was due to a decrease in general and administrative expenses.

General and administrative expenses decreased 83% to $5,148 during the six-month period ended March 31, 2012 as compared to $29,499 for the comparable period in 2011. This decrease was mainly due to the decrease in issuances of shares to officers of the Company for their services.

Liquidity and Capital Resources

At March 31, 2012, Sunrise had current assets of $1,203, working capital deficit of $17,031, and had $5,446 of net cash used by operations during the six-month period ended March 31, 2012.

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

April 26, 2012	Sunrise Holdings Limited
	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President