Form 10-K
period 2012-09-30
Sunrise Holdings LTD
filed 2012-12-21
CIK 1394130

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT UNDER 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2012

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

Aggregate market value of voting common equity held by non-affiliates as of March 30, 2012: $31,698 approximately

The number of shares of the registrant’s class of common stock, $0.001 par value, outstanding at December 21, 2012: 6,882,273

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

ITEM 4.      MINE SAFETY DISCLOSURES

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

Calendar Quarter Ended	High Bid	Low Bid

December 31, 2011	$.017	$.0055
March 31, 2012	$.0288	$.0055
June 30, 2012	$.0185	$.002
September 30, 2012	$.098	$.0035

As of December 18, 2012, the closing price for the Company's Common Stock was $0.0066 per share. There are no outstanding options or warrants to purchase shares of Common Stock of the Company.

Since its inception, no dividends have been paid on the Company's Common Stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

At September 30, 2012, there were approximately 106 holders of record of the Company's Common Stock.

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

The following discussion and analysis summarizes the results of operations of Sunrise Holdings Limited, Inc. (the "Sunrise" or we") for the year ended September 30, 2012.

Results of Operations

Comparison of the Years Ended September 30, 2012 and 2011

For the year ended September 30, 2012 compared to the year ended September 30, 2011, Sunrise had a net loss of $10,138 to $34,547, respectively, a 71% decrease in net loss, mainly due to a decrease in stock issue for services.

There were no mining exploration costs during the year ended September 30, 2012 and 2011.

General and administrative expenses decreased 71% to $10,138 during the year ended September 30, 2012 as compared to $34,437 for the comparable period in 2011, mainly due to a decrease in stock issue for services.

Liquidity and Capital Resources

At September 30, 2012, Sunrise had current assets of $809, working capital deficit of $22,021, and had $9,840 of net cash used by operations during the year ended September 30, 2012.

The Company had current assets of $809 at September 30, 2012 as compared to current assets of $649 at September 30, 2011.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012 and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

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

In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control – Integrated Framework.  Because of the material weaknesses described in the preceding paragraph, Management believes that, as of September 30, 2012, the Company’s internal control over financial reporting was not effective based on those criteria.

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

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Management of the Company

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name	Age	Positions

Xuguang Sun	50	Chief Executive Officer, President Treasurer and Director

Shaojun Sun	39	Secretary, Chief Financial Officer, Vice President and Director

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

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of the Company's executive officers for the two fiscal years ended September 30, 2012 and 2011.

Executive Officer Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal year ended September 30, 2012 and September 30, 2011 with Sunrise. Sunrise has not entered into any employment agreements with any of the named executive officers.

The named executive officers were not entitled to receive any compensation from Sunrise during the fiscal year ended September 30, 2012 and September 30, 2011.

(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(I)		(j)
Name and Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonquali- fied Deferred Compensation Earnings		All Other Compensation		Total
Xuguang Sun (1) President, Chief Executive Officer and Treasurer	2012 2011	$ $	0 0	$ $	0 0	$ $	0 11,100	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 11,100

Shaojun Sun (1) Vice President, Chief Financial Officer and Secretary	2012 2011	$ $	0 0	$ $	0 0	$ $	0 11,100	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 11,100

(1)	Mr. Xuguang Sun and Mr. Shaojun Sun became the executive officers of the Company in October 2005.

(2)	Mr. Xuguang Sun and Mr. Shaojun Sun have received 600,000 common shares to pay for their compensation total $22,200 for the fiscal year ended September 30, 2011.

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of September 30, 2012, the Company still owned Mr. Shaojun Sun $5,036 which included (1) $36 purchases advanced by him during the year ended September 30, 2010; and (2) $1,000 loan he made to the Company for during the year ended September 30, 2011; and (3) $4,000 loan he made to the Company for during the year ended September 30, 2012. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

As of September 30, 2012, the Company still owned Mr. Xuguang Sun $16,000 which included (1) $4,000 paid to the auditor by him on behalf of the Company for the year ended September 30, 2010 audit works; (2) $6,000 loan he made to the Company for during the year ended September 30, 2011; (3) $6,000 loan he made to the Company for during the year ended September 30, 2012. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended September 30, 2010, and 2009 are as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees (2)	All Other Fees
M&K CPAS, PLLC
for fiscal year ended:
September 30, 2012	$8,000	$0	$0	$0
September 30, 2011	$9,400	$0	$0	$0

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

21     List of Subsidiaries

31     Certification of Chief Executive Officer and Principal Financial Officer

32     Certification pursuant to 18 U.S.C. Section 1350

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sunrise Holdings Limited

(A Development Stage Company)

We have audited the accompanying balance sheets of Sunrise Holdings Limited (a development stage company) as of September 30, 2012 and 2011, and the related statements of expenses, changes in stockholders' equity (deficit), and cash flows for the years then ended. The consolidated financial statements for the period October 25, 2005 (inception) through September 30, 2006 were audited by other auditors whose report expressed an unqualified opinion on those statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Holdings Limited and as of September 30, 2012 and 2011, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

December 21, 2012

SUNRISE HOLDINGS LIMITED

 (a Development Stage Company)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND 2011

	September 30, 2012	September 30, 2011
ASSETS:
Current assets:
Cash	$809	$649

Total current assets	809	649

TOTAL ASSETS	$809	$649

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$1,794	$1,496
Advances from company officers	21,036	11,036

Total Current Liabilities	22,830	12,532

TOTAL LIABILITIES	22,830	12,532

Stockholders' Equity (Deficit):
Preferred Stock, $.001par value; 10,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized,
6,882,273 shares issued and outstanding at September 30, 2012 and at September 30, 2011	6,882	6,882
Additional paid-in capital	168,065	168,065
Deficit accumulated during the development stage	(206,968)	(196,830)

Total Stockholders' Equity (Deficit)	(22,021)	(11,883)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$809	$641

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED

 (a Development Stage Company)

STATEMENTS OF EXPENSES

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011 AND THE PERIOD

FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2012

			October 25, 2005
	For the Year Ended	For the Year Ended	(Inception) to
	September 30,	September 30,	September 30,
	2012	2011	2012
Expenses:
Exploration costs	-	-	37,956
General and administrative expenses	$10,138	34,547	231,556
Total Operating Expenses	10,138	34,547	269,512
Net operating loss	(10,138)	(34,547)	(269,512)

Operating Income (Expense)
Interest income	-	-	64,960
Gain on extinguishment of accounts payable	-	-	5,669
Interest expense	-	-	(8,085)
Total Other Income and Expense	-	-	62,543

Net Loss	$(10,138)	$(34,547)	$(206,968)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	6,882,273	6,772,821

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED

(a Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011 AND THE PERIOD

FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2012

			October 25, 2005
	For the Years Ended		(Inception) to
	September 30,		September 30,
	2012	2011	2012

Cash Flows from Operating Activities:
Net Loss	$(10,138)	$(34,547)	$(206,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	-	22,200	68,031
Deprecation	-	-	3,795
Gain on extinguishment of accounts payable	-	-	(5,669)
Imputed interest on shareholder advance	-	-	2,711
Increase (decrease) in interest receivable	-	-	(33,259)
Increase (decrease) in accounts payable	298	447	7,463

Net Cash Flows Used by Operating Activities	(9,840)	(11,900)	(163,896)

Cash Flows from Investing Activities:
Purchase of assets	-	-	(1,795)

Net Cash Flows Used for Investing Activities	-	-	(1,795)

Cash Flows from Financing Activities:
Stocks issued for cash	-	-	3,045,464
Shares Rescinded	-	-	(2,400,000)
Repayment for advance from company officer	-	-	(500,000)
Advance from company officer	10,000	11,000	21,036

Net Cash Flows Provided by Financing Activities	10,000	11,000	166,500

Net Increase (Decrease) in Cash	160	(900)	809

Cash and cash equivalents - Beginning of period	649	1,549	-

Cash and cash equivalents - End of period	$809	$649	$809

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

Supplement disclosure of non cash investing and financing activities:
Reduction of note in connection with share rescission	$-	$-	$500,000

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED

(a Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2012

							Accumulated
						Additional	(Deficit) During the	Total
	Preferred Stock		Common Stock		Subscription	Paid-in	Development	Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Receivable	Capital	Stage	Equity

Inception - October 25, 2005	-	$-	$-	$-	$-	$-	$-	$-

Issuance of stock to parent for expenses	-	-	100000	100	-	45364	-	45464
Net loss for year	-	-	-	-	-	-	(45,464)	(45,464)

Balance - September 30, 2006	-	-	100,000	100	-	45,364	(45,464)	-

Issuance of preferred stock	10,000,000	10,000	-	-	-	(10,000)	-	-
Cancellation of common stock	-	-	(100,000)	(100)	-	100	-	-
Issuance of common stock	-	-	5,785,090	5,785	-	(5,785)	-	-
Net loss for the year	-	-	-	-	-	-	(93,540)	(93,540)

Balance - September 30, 2007	10,000,000	10,000	5,785,090	5,785	-	29,679	(139,004)	(93,540)

Issuance of common stock for cash	-	-	75,000,000	75,000	-	2,925,000	-	3,000,000
Subscription receivable	-	-	-	-	(526,507)	-	-	(526,507)
Issuance of common stock for services	-	-	497,183	497	-	45,334	-	45,831
Imputed interest on shareholder advance	-	-	-	-	-	2,711	-	2,711
Net loss for the year	-	-	-	-	-	-	(7,073)	(7,073)

Balance - September 30, 2008	10,000,000	10,000	81,282,273	81,282	(526,507)	3,002,724	(146,077)	2,421,423

Cancellation of common stock	-	-	(75,000,000)	(75,000)	-	(2,856,259)	-	(2,931,259)
Subscription receivable	-	-	-	-	526,507	-	-	526,507
Net loss for the year	-	-	-	-	-	-	(3,538)	(3,538)

Balance - September 30, 2009	10,000,000	10,000	6,282,273	6,282	-	146,465	(149,614)	13,133

Net loss for the year	-	-	-	-	-	-	(12,669)	(12,669)

Balance - September 30, 2010	10,000,000	$10,000	6,282,273	$6,282	$-	$146,465	$(162,283)	$464

Issuance of common stock for services	-	-	600,000	600	-	21,600	-	22,200
Net loss for the year	-	-	-	-	-	-	(34,547)	(34,547)

Balance – September 30, 2011	10,000,000	$10,000	6,882,273	$6,882	$-	$168,065	$(196,830)	$(11,883)

Net loss for the year	-	-	-	-	-	-	(10,138)	(10,138)

Balance – September 30, 2012	10,000,000	$10,000	6,882,273	$6,882	$-	$168,065	$(206,968)	$(22,021)

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED

 (A Development Stage Company)

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

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2012 and 2011, there were no cash equivalents.

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

There was no current or deferred income tax expense or benefits for the periods ending September 30, 2012 and 2011.

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

The Company did not grant any stock options during the period ended September 30, 2012 and 2011.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill . The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011- 05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 2 - Going Concern

Sunrise's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $206,968 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2012, all of which raise substantial doubt about Sunrise's ability to continue as a going concern.

Note 3 - Income Taxes

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses from inception.

At September 30, 2012, the Company had US net operating loss carryforwards of approximately $206,968 for federal income tax purposes.

Deferred tax assets and liabilities are comprised of the following as of September 30, 2012:

Deferred income tax assets:	September 30, 2012	September 30, 2011

Tax effect of net operating loss carryforward	$70,369	$66,922
Valuation allowance	(70,369)	(66,922)
Net deferred tax asset	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2012, the Company had net operating loss carryforward of approximately $206,968 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income will begin expiring in 2027. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 4 - Related Party Transactions

For the twelve months ended September 30, 2012, Mr. Xuguang Sun, an officer and director of the Company, advanced $6,000 to the Company. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

For the twelve months ended September 30, 2012, Mr. Shaojun Sun, an officer and director of the Company, advanced $4,000 to the Company. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Note 5 – Subsequent Events

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

SUNRISE HOLDINGS LIMITED

Dated: December 21, 2012	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President

Dated: December 21, 2012	By:	/s/ Xuguang Sun
Xuguang Sun, Director

Dated: December 21, 2012	By:	/s/ Shaojun Sun
Shaojun Sun, Director