Form 10-Q
period 2013-03-31
Sunrise Holdings LTD
filed 2013-04-19
CIK 1394130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,882,273 shares as of April 19, 2013.

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No ☒

SUNRISE HOLDINGS LIMITED

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

SUNRISE HOLDINGS LIMITED

(a Development Stage Company)

BALANCE SHEETS

AS OF MARCH 31, 2013 AND SEPTEMBER 30, 2012

	March 31, 2013 (unaudited)	September 30, 2012
ASSETS:
Current assets:
Cash	$238	$809

Total current assets	238	809

TOTAL ASSETS	$238	$809

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$1,049	$1,794
Advances from company officers	28,136	21,036

Total Current Liabilities	29,185	22,830

TOTAL LIABILITIES	29,185	22,830

Stockholders' Equity (Deficit):
Preferred Stock, $.001par value; 10,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized,
6,882,273 shares issued and outstanding at March 31, 2013 and at September 30, 2012	6,882	6,882
Additional paid-in capital	168,065	168,065
Deficit accumulated during the development stage	(213,894)	(206,968)

Total Stockholders' Equity (Deficit)	(28,947)	(22,021)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$238	$809

The accompanying notes are an integral part of these financial statements.

SUNRISE HOLDINGS LIMITED

(a Development Stage Company)

STATEMENTS OF EXPENSES

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012 AND THE PERIOD

FROM OCTOBER 25, 2005 (INCEPTION) THROUGH MARCH 31, 2013

(Unaudited)

					October 25, 2005
	Three Months Ended		Six Months Ended		(Inception) to
	March 31		March 31		March 31,
	2013	2012	2013	2012	2013
Expenses:
Exploration costs	$-	$-	$-	$-	$37,956
General and administrative expenses	2,402	2,495	6,926	5,148	238,482
Total Operating Expenses	2,402	2,495	6,926	5,148	276,438
Net operating (loss)	(2,402)	(2,495)	(6,926)	(5,148)	(276,438)

Operating Income (Expense)
Interest income	-	-	-	-	64,960
Gain on extinguishment of accounts payable	-	-	-	-	5,669
Interest expense	-	-	-	-	(8,085)
Total Other Income and (Expense)	-	-	-	-	62,544

Net Loss	$(2,402)	$(2,495)	$(6,926)	$(5,148)	$(213,894)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	6,882,273	6,882,273	6,882,273	6,882,273

See the accompanying summary of accounting policies and notes to the financial statements.

 SUNRISE HOLDINGS LIMITED

(a Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2013 AND 2012 AND THE PERIOD

FROM OCTOBER 25, 2005 (INCEPTION) THROUGH MARCH 31, 2013

(Unaudited)

			October 25, 2005
	Six Months Ended		(Inception) to
	March 31,		March 31,
	2013	2012	2013

Cash Flows from Operating Activities:
Net Loss	$(6,926)	$(5,148)	$(213,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	-	-	68,031
Deprecation	-	-	3,795
Gain on extinguishment of accounts payable	-	-	(5,669)
Imputed interest on shareholder advance	-	-	2,711
Increase (decrease) in interest receivable	-	-	(33,259)
Increase (decrease) in accounts payable	(745)	(298)	6,719

Net Cash Flows Used by Operating Activities	(7,671)	(5,446)	(171,567)

Cash Flows from Investing Activities:
Purchase of assets	-	-	(1,795)

Net Cash Flows Used for Investing Activities	-	-	(1,795)

Cash Flows from Financing Activities:
Stocks issued for cash	-	-	3,045,464
Shares Rescinded	-	-	(2,400,000)
Repayment for advance from company officer	-	-	(500,000)
Advance from company officer	7,100	6,000	28,136

Net Cash Flows Provided by Financing Activities	7,100	6,000	173,600

Net Increase (Decrease) in Cash	(571)	554	238

Cash and cash equivalents - Beginning of period	809	649	-

Cash and cash equivalents - End of period	$238	$1,203	$238

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

Supplement disclosure of non cash investing and financing activities:
Reduction of note in connection with share rescission	$-	$-	$500,000

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED

(a Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Sunrise Holdings Limited have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and the rules of the Securities and Exchange Commission, and should be read in conjunction with Sunrise's audited 2012 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Sunrise's 2012 annual financial statements have been omitted.  The Company's fiscal year end is September 30.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2013, there were no cash equivalents.

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

There was no current or deferred income tax expense or benefits for the periods ending March 31, 2013 and September 30, 2012.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share . ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at March 31, 2013, the Company had no potentially dilutive shares.

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

Note 2 - Going Concern

Sunrise's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $213,894 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2013, all of which raise substantial doubt about Sunrise's ability to continue as a going concern.

Note 3 - Related Party Transactions

For the three months ended March 31, 2013, an officer of the Company advanced $2,000 to the Company to pay for the general and administrative expenses. For the six months ended March 31, 2013, an officer of the Company advanced $7,100 to the Company to pay for the general and administrative expenses. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

As of March 31, 2013, Sunrise had advances from company officers of $28,136, compared to 21,026 as of September 30, 2012.

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

The following discussion should be read along with our financial statements as of March 31, 2013, which are included in another section of this document and with our Form 10-K as of September 30, 2012 which contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

General

The following discussion and analysis summarizes the results of operations of Sunrise Holdings Limited, Inc. (the "Sunrise" or "we") for the quarter ended March 31, 2013.

Sunrise is a mining resource company that currently is working to identify and develop projects in Asia. At present, the Company doesn't own any mining property and has no current operating income.

Results of Operations

Comparison of the three months ended March 31, 2013 and 2012

For the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012, Sunrise had a net loss of $2,402 compared to a net loss of $2,495, respectively. This decrease in net loss was due to a decrease in general and administrative expenses.

General and administrative expenses decreased 4% to $2,402 during the three-month period ended March 31, 2013 as compared to $2,495 for the comparable period in 2012. This decrease was mainly due to the decrease in monthly maintenance fee charged by transfer agent and bank.

Comparison of the six months ended March 31, 2013 and 2012

For the six-month period ended March 31, 2013 compared to the six-month period ended March 31, 2012, Sunrise had a net loss of $6,926 compared to a net loss of $5,148, respectively. This increase in net loss was due to an increase in general and administrative expenses.

General and administrative expenses increased 35% to $6,926 during the six-month period ended March 31, 2013 as compared to $5,148 for the comparable period in 2012. This increase was mainly due to the increase in professional fee.

Liquidity and Capital Resources

At March 31, 2013, Sunrise had current assets of $238, working capital deficit of $28,947, and had $7,671 of net cash used by operations during the six-month period ended March 31, 2013.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2013 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

SUNRISE HOLDINGS LIMITED

Dated: April 19, 2013	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President