Form 10-Q
period 2013-06-30
Sunrise Holdings LTD
filed 2013-07-22
CIK 1394130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,882,273 shares as of July 19, 2013.

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No ☒

SUNRISE HOLDINGS LIMITED

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

SUNRISE HOLDINGS LIMITED

(a Development Stage Company)

BALANCE SHEETS

AS OF JUNE 30, 2013 AND SEPTEMBER 30, 2012

	June 30, 2013 (unaudited)	September 30, 2012
ASSETS:
Current assets:
Cash	$2,010	$809

Total current assets	2,010	809

TOTAL ASSETS	$2,010	$809

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$1,049	$1,794
Advances from company officers	32,336	21,036

Total Current Liabilities	33,385	22,830

TOTAL LIABILITIES	33,385	22,830

Stockholders' Equity (Deficit):
Preferred Stock, $.001par value; 10,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized,
6,882,273 shares issued and outstanding at June 30, 2013 and at September 30, 2012	6,882	6,882
Additional paid-in capital	168,065	168,065
Deficit accumulated during the development stage	(216,322)	(206,968)

Total Stockholders' Equity (Deficit)	(31,375)	(22,021)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,010	$809

The accompanying notes are an integral part of these financial statements.

SUNRISE HOLDINGS LIMITED

(a Development Stage Company)

STATEMENTS OF EXPENSES

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012 AND THE PERIOD

FROM OCTOBER 25, 2005 (INCEPTION) THROUGH JUNE 30, 2013

(Unaudited)

					October 25, 2005
	Three Months Ended		Nine Months Ended		(Inception) to
	June 30		June 30		June 30,
	2013	2012	2013	2012	2013
Expenses:
Exploration costs	$-	$-	$-	$-	$37,956
General and administrative expenses	2,427	2,495	9,354	7,643	240,910
Total Operating Expenses	2,427	2,495	9,354	7,643	278,865
Net operating (loss)	(2,427)	(2,495)	(9,354)	(7,643)	(278,865)

Operating Income (Expense)
Interest income	-	-	-	-	64,960
Gain on extinguishment of accounts payable	-	-	-	-	5,669
Interest expense	-	-	-	-	(8,085)
Total Other Income and (Expense)	-	-	-	-	62,543

Net Loss	$(2,427)	$(2,495)	$(9,354)	$(7,643)	$(216,322)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	6,882,273	6,882,273	6,882,273	6,882,273

See the accompanying summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED

(a Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012 AND THE PERIOD

FROM OCTOBER 25, 2005 (INCEPTION) THROUGH JUNE 30, 2013

(Unaudited)

			October 25, 2005
	Nine Months Ended		(Inception) to
	June 30,		June 30,
	2013	2012	2013

Cash Flows from Operating Activities:
Net Loss	$(9,354)	$(7,643)	$(216,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	-	-	68,031
Deprecation	-	-	3,795
Gain on extinguishment of accounts payable	-	-	(5,669)
Imputed interest on shareholder advance	-	-	2,711
Increase (decrease) in interest receivable	-	-	(33,259)
Increase (decrease) in accounts payable	(745)	(149)	6,718

Net Cash Flows Used by Operating Activities	(10,099)	(7,792)	(173,995)

Cash Flows from Investing Activities:
Purchase of assets	-	-	(1,795)

Net Cash Flows Used for Investing Activities	-	-	(1,795)

Cash Flows from Financing Activities:
Stocks issued for cash	-	-	3,045,464
Shares Rescinded	-	-	(2,400,000)
Repayment for advance from company officer	-	-	(500,000)
Advance from company officer	11,300	8,000	32,336

Net Cash Flows Provided by Financing Activities	11,300	8,000	177,800

Net Increase (Decrease) in Cash	1,201	208	2,010

Cash and cash equivalents - Beginning of period	809	649	-

Cash and cash equivalents - End of period	$2,010	$857	$2,010

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

Supplement disclosure of non cash investing and financing activities:
Reduction of note in connection with share rescission	$-	$-	$500,000

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2013, there were no cash equivalents.

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

There was no current or deferred income tax expense or benefits for the periods ending June 30, 2013 and September 30, 2012.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share . ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at June 30, 2013, the Company had no potentially dilutive shares.

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

Recent Accounting Pronouncements

In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income (but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period); and
-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

Note 2 - Going Concern

Sunrise's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $213,894 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2013, all of which raise substantial doubt about Sunrise's ability to continue as a going concern.

Note 3 - Related Party Transactions

For the three months ended June 30, 2013, an officer of the Company advanced $4,200 to the Company to pay for the general and administrative expenses. For the nine months ended June 30, 2013, an officer of the Company advanced $11,300 to the Company to pay for the general and administrative expenses. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

As of June 30, 2013, Sunrise had advances from company officers of $32,336, compared to $21,036 as of September 30, 2012.

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

The following discussion should be read along with our financial statements as of June 30, 2013, which are included in another section of this document and with our Form 10-K as of September 30, 2012 which contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

General

The following discussion and analysis summarizes the results of operations of Sunrise Holdings Limited, Inc. (the "Sunrise" or "we") for the quarter ended June 30, 2013.

Sunrise is a mining resource company that currently is working to identify and develop projects in Asia. At present, the Company doesn't own any mining property and has no current operating income.

Results of Operations

Comparison of the three months ended June 30, 2013 and 2012

For the three-month period ended June 30, 2013 compared to the three-month period ended June 30, 2012, Sunrise had a net loss of $2,427 compared to a net loss of $2,495, respectively. This decrease in net loss was due to a decrease in general and administrative expenses.

General and administrative expenses decreased 3% to $2,427 during the three-month period ended June 30, 2013 as compared to $2,495 for the comparable period in 2012. This decrease was mainly due to the decrease in monthly maintenance fee charged by transfer agent and bank.

Comparison of the nine months ended June 30, 2013 and 2012

For the nine-month period ended June 30, 2013 compared to the nine-month period ended June 30, 2012; Sunrise had a net loss of $9,354 compared to a net loss of $7,643, respectively. This increase in net loss was due to an increase in general and administrative expenses.

General and administrative expenses increased 22% to $9,354 during the nine-month period ended June 30, 2013 as compared to $7,643 for the comparable period in 2012. This increase was mainly due to the increase in professional fee.

Liquidity and Capital Resources

At June 30, 2013, Sunrise had current assets of $2,010, working capital deficit of $31,375, and had $10,099 of net cash used by operations during the nine-month period ended June 30, 2013.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2013 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

SUNRISE HOLDINGS LIMITED

Dated: July 19, 2013	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President