Form 10-K
period 2013-09-30
Sunrise Holdings LTD
filed 2013-11-26
CIK 1394130

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT UNDER 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2013

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

Aggregate market value of voting common equity held by non-affiliates as of March 31, 2013: $31,698 approximately

The number of shares of the registrant’s class of common stock, $0.001 par value, outstanding at November 26, 2013: 6,882,273

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

Calendar Quarter Ended	High Bid	Low Bid

December 31, 2012	$.01	$.0066
March 31, 2013	$.03	$.0066
June 30, 2013	$.05	$.0137
September 30, 2013	$.014	$.014

As of November 2, 2013, the closing price for the Company's Common Stock was $0.014 per share. There are no outstanding options or warrants to purchase shares of Common Stock of the Company.

Since its inception, no dividends have been paid on the Company's Common Stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

At September 30, 2013, there were approximately 106 holders of record of the Company's Common Stock.

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

The following discussion and analysis summarizes the results of operations of Sunrise Holdings Limited, Inc. (the "Sunrise" or we") for the year ended September 30, 2013.

Results of Operations

Comparison of the Years Ended September 30, 2013 and 2012

For the year ended September 30, 2013 compared to the year ended September 30, 2012, Sunrise had a net loss of $10,573 to $10,138, respectively, a 4% increase in net loss, mainly due to the increase in professional fee.

There were no mining exploration costs during the year ended September 30, 2013 and 2012.

General and administrative expenses increased 4% to $10,573 during the year ended September 30, 2013 as compared to $10,138 for the comparable period in 2012, mainly due to the increase in professional fee.

Liquidity and Capital Resources

At September 30, 2013, Sunrise had current assets of $2,242, working capital deficit of $32,594, and had $12,367 of net cash used by operations during the year ended September 30, 2013.

The Company had current assets of $2,242 at September 30, 2013 as compared to current assets of $809 at September 30, 2012.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013 and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

-	A system of internal controls (including policies and procedures) has neither been designed nor implemented.
-	A formal, internal accounting system has not been implemented.
-	Segregation of duties in the handling of cash, cash receipts, and cash disbursements is not formalized.

It is Management’s opinion that the above weaknesses exist due to the small size of operating staff and the current phase of operations (e.g., no current sales activity).

In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Because of the material weaknesses described in the preceding paragraph, Management believes that, as of September 30, 2013, the Company’s internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the year ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Management of the Company

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name	Age	Positions

Xuguang Sun	51	Chief Executive Officer, President Treasurer and Director

Shaojun Sun	40	Secretary, Chief Financial Officer, Vice President and Director

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

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of the Company's executive officers for the two fiscal years ended September 30, 2013 and 2012.

Executive Officer Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal year ended September 30, 2013 and September 30, 2012 with Sunrise. Sunrise has not entered into any employment agreements with any of the named executive officers.

The named executive officers were not entitled to receive any compensation from Sunrise during the fiscal year ended September 30, 2013 and September 30, 2012.

(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(I)		(j)
Name and Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonquali- fied Deferred Compensation Earnings		All Other Compensation		Total
Xuguang Sun (1) President, Chief Executive Officer and Treasurer	2013 2012	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0

Shaojun Sun (1) Vice President, Chief Financial Officer and Secretary	2013 2012	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0

(1)	Mr. Xuguang Sun and Mr. Shaojun Sun became the executive officers of the Company in October 2005.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of September 30, 2013, the number and percentage of the 6,882,273 shares of Common Stock and 10,000,000 shares of Preferred Stock which, according to the information supplied to Sunrise, that are to be beneficially owned by (I) each person who is currently a director of the Sunrise, (ii) each executive officer, (iii) all current directors and executive officers of Sunrise as a group and (iv) each person who, to the knowledge of the Company, is to be the beneficial owner of more than 5% of the outstanding Common Stock and Preferred Stock of the Company. Except as otherwise indicated, the persons named in the table will have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of September 30, 2013, the Company still owned Mr. Shaojun Sun $16,336 which included (1) $36 purchases advanced by him during the year ended September 30, 2010; and (2) $1,000 loan he made to the Company for during the year ended September 30, 2011; and (3) $4,000 loan he made to the Company for during the year ended September 30, 2012; and (4) $11,300 loan he made to the Company for during the year ended September 30, 2013. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

As of September 30, 2013, the Company still owned Mr. Xuguang Sun $18,500 which included (1) $4,000 paid to the auditor by him on behalf of the Company for the year ended September 30, 2010 audit works; (2) $6,000 loan he made to the Company for during the year ended September 30, 2011; (3) $6,000 loan he made to the Company for during the year ended September 30, 2012; (4) $2,500 loan he made to the Company for during the year ended September 30, 2013. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended September 30, 2013, and 2012 are as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees (2)	All Other Fees
M&K CPAS, PLLC
for fiscal year ended:
September 30, 2013	$10,000	$0	$0	$0
September 30, 2012	$8,000	$0	$0	$0

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

21     List of Subsidiaries

31     Certification of Chief Executive Officer and Principal Financial Officer

32     Certification pursuant to 18 U.S.C. Section 1350

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sunrise Holdings Limited

(A Development Stage Company)

We have audited the accompanying balance sheets of Sunrise Holdings Limited (a development stage company) as of September 30, 2013 and 2012, and the related statements of expenses, changes in stockholders' equity (deficit), and cash flows for the years then ended. The financial statements for the period October 25, 2005 (inception) through September 30, 2006 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Holdings Limited and as of September 30, 2013 and 2012, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

November 22, 2013

SUNRISE HOLDINGS LIMITED

 (a Development Stage Company)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND 2012

	September 30, 2013	September 30, 2012
ASSETS:
Current assets:
Cash	$2,242	$809

Total current assets	2,242	809

TOTAL ASSETS	$2,242	$809

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$-	$1,794
Advances from company officers	34,836	21,036

Total Current Liabilities	34,836	22,830

TOTAL LIABILITIES	34,836	22,830

Stockholders' Equity (Deficit):
Preferred Stock, $.001par value; 10,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized,
6,882,273 shares issued and outstanding at September 30, 2013 and at September 30, 2012	6,882	6,882
Additional paid-in capital	168,065	168,065
Deficit accumulated during the development stage	(217,541)	(206,968)

Total Stockholders' Equity (Deficit)	(32,594)	(22,021)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,242	$809

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED

 (a Development Stage Company)

STATEMENTS OF EXPENSES

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012 AND THE PERIOD

FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2013

			October 25, 2005
	For the Year Ended		(Inception) to
	September 30,		September 30,
	2013	2012	2013
Expenses:
Exploration costs	-	-	37,956
General and administrative expenses	$10,573	10,138	242,128
Total Operating Expenses	10,573	10,138	280,084
Net operating loss	(10,573)	(10,138)	(280,084)

Operating Income (Expense)
Interest income	-	-	64,960
Gain on extinguishment of accounts payable	-	-	5,668
Interest expense	-	-	(8,085)
Total Other Income and Expense	-	-	62,543

Net Loss	$(10,573)	$(10,138)	$(271,541)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	6,882,273	6,882,273

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED

(a Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012 AND THE PERIOD

FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2013

			October 25, 2005
	For the Years Ended		(Inception) to
	September 30,		September 30,
	2013	2012	2013

Cash Flows from Operating Activities:
Net Loss	$(10,573)	$(10,138)	$(217,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	-	-	68,031
Deprecation	-	-	3,795
Gain on extinguishment of accounts payable	-	-	(5,668)
Imputed interest on shareholder advance	-	-	2,711
Increase (decrease) in interest receivable	-	-	(33,259)
Increase (decrease) in accounts payable	(1,794)	298	5,668

Net Cash Flows Used by Operating Activities	(12,367)	(9,840)	(176,263)

Cash Flows from Investing Activities:
Purchase of assets	-	-	(1,795)

Net Cash Flows Used for Investing Activities	-	-	(1,795)

Cash Flows from Financing Activities:
Stocks issued for cash	-	-	3,045,464
Shares Rescinded	-	-	(2,400,000)
Repayment for advance from company officer	-	-	(500,000)
Advance from company officer	13,800	10,000	34,836

Net Cash Flows Provided by Financing Activities	13,800	10,000	180,300

Net Increase (Decrease) in Cash	1,433	160	2,242

Cash and cash equivalents - Beginning of period	809	649	-

Cash and cash equivalents - End of period	$2,242	$809	$2,242

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

Supplement disclosure of non cash investing and financing activities:
Reduction of note in connection with share rescission	$-	$-	$500,000

See the accompany summary of accounting policies and notes to the financial statements.

SUNRISE HOLDINGS LIMITED

(a Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2013

							Accumulated
						Additional	(Deficit) During the	Total
	Preferred Stock		Common Stock		Subscription	Paid-in	Development	Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Receivable	Capital	Stage	Equity

Inception - October 25, 2005	-	$-	$-	$-	$-	$-	$-	$-

Issuance of stock to parent for expenses	-	-	100,000	100	-	45,364	-	45,464
Net loss for year	-	-	-	-	-	-	(45,464)	(45,464)

Balance - September 30, 2006	-	-	100,000	100	-	45,364	(45,464)	-

Issuance of preferred stock	10,000,000	10,000	-	-	-	(10,000)	-	-
Cancellation of common stock	-	-	(100,000)	(100)	-	100	-	-
Issuance of common stock	-	-	5,785,090	5,785	-	(5,785)	-	-
Net loss for the year	-	-	-	-	-	-	(93,540)	(93,540)

Balance - September 30, 2007	10,000,000	10,000	5,785,090	5,785	-	29,679	(139,004)	(93,540)

Issuance of common stock for cash	-	-	75,000,000	75,000	-	2,925,000	-	3,000,000
Subscription receivable	-	-	-	-	(526,507)	-	-	(526,507)
Issuance of common stock for services	-	-	497,183	497	-	45,334	-	45,831
Imputed interest on shareholder advance	-	-	-	-	-	2,711	-	2,711
Net loss for the year	-	-	-	-	-	-	(7,073)	(7,073)

Balance - September 30, 2008	10,000,000	10,000	81,282,273	81,282	(526,507)	3,002,724	(146,077)	2,421,422

Cancellation of common stock	-	-	(75,000,000)	(75,000)	-	(2,856,259)	-	(2,931,259)
Subscription receivable	-	-	-	-	526,507	-	-	526,507
Net loss for the year	-	-	-	-	-	-	(3,537)	(3,537)

Balance - September 30, 2009	10,000,000	10,000	6,282,273	6,282	-	146,465	(149,614)	13,133

Net loss for the year	-	-	-	-	-	-	(12,669)	(12,669)

Balance - September 30, 2010	10,000,000	$10,000	6,282,273	$6,282	$-	$146,465	$(162,283)	$464

Issuance of common stock for services	-	-	600,000	600	-	21,600	-	22,200
Net loss for the year	-	-	-	-	-	-	(34,547)	(34,547)

Balance – September 30, 2011	10,000,000	$10,000	6,882,273	$6,882	$-	$168,065	$(196,830)	$(11,883)

Net loss for the year	-	-	-	-	-	-	(10,138)	(10,138)

Balance – September 30, 2012	10,000,000	$10,000	6,882,273	$6,882	$-	$168,065	$(206,968)	$(22,021)

Net loss for the year	-	-	-	-	-	-	(10,573	(10,573)

Balance – September 30, 2013	10,000,000	$10,000	6,882,273	$6,882	$-	$168,065	$(217,541)	$(32,594)

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

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2013 and 2012, there were no cash equivalents.

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

There was no current or deferred income tax expense or benefits for the periods ending September 30, 2013 and 2012.

Basic and Diluted Net Loss Per Common Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

The Company did not grant any stock options during the period ended September 30, 2013 and 2012.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

Note 2 - Going Concern

Sunrise's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $217,541 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2013, all of which raise substantial doubt about Sunrise's ability to continue as a going concern.

Note 3 - Income Taxes

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses from inception.

At September 30, 2013, the Company had US net operating loss carry forwards of approximately $217,541 for federal income tax purposes.

Deferred tax assets and liabilities are comprised of the following as of September 30, 2013:

Deferred income tax assets:	September 30, 2013	September 30, 2012

Tax effect of net operating loss carryforward	$73,964	$70,369
Valuation allowance	(73,964)	(70,369)
Net deferred tax asset	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2013, the Company had net operating loss carry forward of approximately $217,541 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income will begin expiring in 2027. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 4 - Related Party Transactions

For the twelve months ended September 30, 2013, Mr. Xuguang Sun, an officer and director of the Company, advanced $2,500 to the Company. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

For the twelve months ended September 30, 2013, Mr. Shaojun Sun, an officer and director of the Company, advanced $11,300 to the Company. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

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

SUNRISE HOLDINGS LIMITED

Dated: November 26, 2013	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President

Dated: November 26, 2013	By:	/s/ Xuguang Sun
Xuguang Sun, Director

Dated: November 26, 2013	By:	/s/ Shaojun Sun
Shaojun Sun, Director