Form 10-Q
period 2014-03-31
Sunrise Holdings LTD
filed 2014-04-25
CIK 1394130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,882,273 shares as of April 25, 2014.

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No ☒

SUNRISE HOLDINGS LIMITED

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

SUNRISE HOLDINGS LIMITED

(a Development Stage Company)

BALANCE SHEETS

AS OF MARCH 31, 2014 AND SEPTEMBER 30, 2013

(Unaudited)

	March 31, 2014	September 30, 2013
ASSETS:
Current assets:
Cash	$596	$2,242

Total current assets	596	2,242

TOTAL ASSETS	$596	$2,242

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$343	$-
Advances from company officers	40,836	34,836

Total Current Liabilities	41,179	34,836

TOTAL LIABILITIES	41,179	34,836

Stockholders' Equity (Deficit):
Preferred Stock, $.001par value; 10,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized,
6,882,273 shares issued and outstanding at March 31, 2014 and September 30, 2013, respectively	6,882	6,882
Additional paid-in capital	168,065	168,065
Deficit accumulated during the development stage	(225,530)	(217,541)

Total Stockholders' Equity (Deficit)	(40,583)	(32,594)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$596	$2,242

The accompanying notes are an integral part of these financial statements.

SUNRISE HOLDINGS LIMITED

(a Development Stage Company)

STATEMENTS OF EXPENSES

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2014 AND 2013 AND THE PERIOD

FROM OCTOBER 25, 2005 (INCEPTION) THROUGH MARCH 31, 2014

(Unaudited)

					October 25, 2005
	Three Months Ended		Six Months Ended		(Inception) to
	March 31		March 31		March 31,
	2014	2013	2014	2013	2014
Expenses:
Exploration costs	$-	$-	$-	$-	$37,956
General and administrative expenses	2,778	2,402	7,989	6,926	250,117
Total Operating Expenses	2,778	2,402	7,989	6,926	288,073
Net operating (loss)	(2,778)	(2,402)	(7,989)	(6,926)	(288,073)

Operating Income (Expense)
Interest income	-	-	-	-	64,960
Gain on extinguishment of accounts payable	-	-	-	-	5,669
Interest expense	-	-	-	-	(8,085)
Total Other Income and (Expense)	-	-	-	-	62,543

Net Loss	$(2,778)	$(2,402)	$(7,989)	$(6,926)	$(225,530)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	6,882,273	6,882,273	6,882,273	6,882,273

The accompanying notes are an integral part of these financial statements.

SUNRISE HOLDINGS LIMITED

(a Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2014 AND 2013 AND THE PERIOD

FROM OCTOBER 25, 2005 (INCEPTION) THROUGH MARCH 31, 2014

(Unaudited)

			October 25, 2005
	Six Months Ended		(Inception) to
	March 31,		March 31,
	2014	2013	2014

Cash Flows from Operating Activities:
Net Loss	$(7,989)	$(6,926)	$(225,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services	-	-	68,031
Deprecation	-	-	3,795
Gain on extinguishment of accounts payable	-	-	(5,669)
Imputed interest on shareholder advance	-	-	2,711
Increase (decrease) in interest receivable	-	-	(33,259)
Increase (decrease) in accounts payable	(343)	(745)	6,012

Net Cash Flows Used by Operating Activities	(7,646)	(7,671)	(183,909)

Cash Flows from Investing Activities:
Purchase of assets	-	-	(1,795)

Net Cash Flows Used for Investing Activities	-	-	(1,795)

Cash Flows from Financing Activities:
Stocks issued for cash	-	-	3,045,464
Shares Rescinded	-	-	(2,400,000)
Repayment for advance from company officer	-	-	(500,000)
Advance from company officer	6,000	7,100	40,836

Net Cash Flows Provided by Financing Activities	6,000	7,100	186,300

Net Increase (Decrease) in Cash	(1,646)	(571)	596

Cash and cash equivalents - Beginning of period	2,242	809	-

Cash and cash equivalents - End of period	$596	$238	$596

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

Supplement disclosure of non cash investing and financing activities:
Reduction of note in connection with share rescission	$-	$-	$500,000

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2014, there were no cash equivalents.

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

There was no current or deferred income tax expense or benefits for the periods ending March 31, 2014 and September 30, 2013.

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

Note 2 - Going Concern

Sunrise's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $225,530 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2014, all of which raise substantial doubt about Sunrise's ability to continue as a going concern.

Note 3 - Related Party Transactions

For the six months ended March 31, 2014, an officer of the Company advanced $6,000 to the Company to pay for the general and administrative expenses. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

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

General

The following discussion and analysis summarizes the results of operations of Sunrise Holdings Limited, Inc. (the "Sunrise" or "we") for the quarter ended March 31, 2014.

Sunrise is a mining resource company that currently is working to identify and develop projects in Asia. At present, the Company doesn't own any mining property and has no current operating income.

Results of Operations

Comparison of the three months ended March 31, 2014 and 2013

For the three-month period ended March 31, 2014 compared to the three-month period ended March 31, 2013, Sunrise had a net loss of $2,778 compared to a net loss of $2,402, respectively. This increase in net loss was due to an increase in general and administrative expenses.

General and administrative expenses increased 15.6% to $2,778 during the three-month period ended March 31, 2014 as compared to $2,402 for the comparable period in 2013. This increase was mainly due to the increase in professional fee.

Comparison of the six months ended March 31, 2014 and 2013

For the six-month period ended March 31, 2014 compared to the six-month period ended March 31, 2013, Sunrise had a net loss of $7,989 compared to a net loss of $6,926, respectively. This increase in net loss was due to an increase in general and administrative expenses.

General and administrative expenses increased 15% to $7,989 during the three-month period ended March 31, 2014 as compared to $6,926 for the comparable period in 2013. This increase was mainly due to the increase in professional fee.

Liquidity and Capital Resources

At March 31, 2014, Sunrise had current assets of $596, working capital deficit of $40,583, and had $7,646 of net cash used by operations during the six-month period ended March 31, 2014.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2014 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

SUNRISE HOLDINGS LIMITED

Dated: April 25, 2014	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President