Form 10-Q/A
period 2014-03-31
Sunrise Holdings LTD
filed 2014-04-28
CIK 1394130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,882,273 shares as of April 28, 2014.

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No ☒

EXPLANATORY NOTE

Due to a submission error for the filing of the Form 10-Q of the Company for the period ended March 31, 2014 which was filed on April 25, 2014, the Company has made this amendment filing to include the XBRL documents for the period ended March 31, 2014.

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

SUNRISE HOLDINGS LIMITED

Dated: April 28, 2014	By:	/s/ Xuguang Sun
Xuguang Sun, Chief Executive Officer and President