Form 10-Q
period 2014-06-30
Sunrise Holdings LTD
filed 2014-08-11
CIK 1394130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2014

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 0-52518

SUNRISE HOLDINGS LIMITED

(Exact Name of Registrant as Specified in its Charter)

Nevada	20 - 8051714
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

108 W. Valley Blvd, Ste 6-3999 Alhambra, Ca	91803
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: 626 407 2618

 (Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

At August 10, 2014, we had outstanding _______________ shares of common stock.

SUNRISE HOLDINGS LIMITED

Table of Contents

PART I

FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2012. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 and elsewhere in this report and the risks discussed in our other filings with the SEC. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

References in this Quarterly Report on Form 10-Q to the "Company," the "Registrant," "Sunrise” "we," "our," and "us" refer to Sunrise Holdings Limited, unless otherwise specifically stated or the context requires otherwise.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SUNRISE HOLDINGS LIMITED
(a Development Stage Company)
BALANCE SHEETS
AS OF JUNE 30, 2014 AND SEPTEMBER 30, 2013

	June 30,	September 30,
	2014	2013
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash	$—	$2,242
Total Current Assets	—	2,242

TOTAL ASSETS	$—	$2,242

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$303	$—
Advances from company officers	—	34,836
Total Current Liabilities	303	34,836

TOTAL LIABILITIES	303	34,836

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value; 10,000,000 shares authorized, 10,000,000 shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively	10,000	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized, 6,882,273 shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively	6,882	6,882
Additional paid-in capital	210,964	168,065
Deficit accumulated during the development stage	(228,149)	(217,541)
TOTAL STOCKHOLDERS' DEFICIT	(303)	(32,594)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$2,242

The accompanying notes are an integral part of these financial statements

Table of Contents	1

SUNRISE HOLDINGS LIMITED
(a Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2014 AND 2013
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH JUNE 30, 2014
(UNAUDITED)

					October 25, 2005
	Three Months Ended		Nine Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014

EXPENSES:
Exploration costs	$—	$—	$—	$—	$37,956
General and administrative expenses	2,619	2,427	10,608	9,354	252,737
TOTAL OPERATING EXPENSES	2,619	2,427	10,608	9,354	290,693

NET OPERATING LOSS	$(2,619)	$(2,427)	$(10,608)	$(9,354)	$(290,693)

OTHER INCOME (EXPENSE)
Interest income	—	—	—	—	64,960
Gain on extinguishment of debt	—	—	—	—	5,669
Interest expense	—	—	—	—	(8,085)
TOTAL OTHER INCOME (EXPENSE)	—	—	—	—	62,544

NET LOSS	$(2,619)	$(2,427)	$(10,608)	$(9,354)	$(228,149)

LOSS PER SHARE:
Basic and diluted	$(0.000)	$(0.000)	$(0.002)	$(0.001)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	6,882,273	6,882,273	6,882,273	6,882,273

The accompanying notes are an integral part of these financial statements

Table of Contents	2

SUNRISE HOLDINGS LIMITED
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2014 AND 2013
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH JUNE 30, 2014 (UNAUDITED)

			October 25, 2005
	Nine Months Ended		(Inception) to
	June 30,		June 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,608)	$(9,354)	$(228,149)
Adjustment to reconcile change in net loss to net cash and cash equivalents used in operating activities:
Stock issued for services	—	—	68,031
Depreciation	—	—	3,795
Gain on extinguishment of debt	—	—	(5,669)
Imputed interest on shareholder advance	—	—	2,711
Increase (decrease) in interest receivable	—	—	(33,259)
Increase (decrease) in accounts payable and accrued expenses	303	(745)	5,972

NET CASH USED IN OPERATING ACTIVITIES	(10,305)	(10,098)	(186,568)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of assets	—	—	(1,795)

NET CASH USED IN INVESTING ACTIVITIES	—	—	(1,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issuance for cash	—	—	3,000,000
Stock issued for services and expenses	—	—	45,464
Shares rescinded	—	—	(2,900,000)
Repayment for advances from company	—	—	(62,200)
Advances from company officer	8,063	11,300	105,099

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,063	11,300	188,363

Net (decrease) increase in cash and cash equivalents	(2,242)	1,202	—

Cash and cash equivalents, beginning of period	2,242	809	—

Cash and cash equivalents, end of period	$—	$2,010	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

NON-CASH ACTIVITIES:
Reduction of note with share rescission	$—	$—	$500,000
Forgiveness of debt by related party	$42,899	$—	$42,899

The accompanying notes are an integral part of these financial statements

Table of Contents	3

SUNRISE HOLDINGS LIMITED

(a Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of Sunrise Holdings Limited (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and the rules of the Securities and Exchange Commission, and should be read in conjunction with Sunrise's audited 2013 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the Company’s 2013 annual financial statements have been omitted.  The Company's fiscal year end is September 30.

Change in Control

On May 7, 2014, three shareholders of the Company, of which two are officers and members of the board of the directors of the Company, sold 10,000,000 shares of preferred stock, and 1,401,619 shares common stock to John Bentivoglio for the purchase price of $180,000, resulting in a change in majority ownership of the Company.

On June 12, 2014, two officers resigned their positions as President, Chief Executive Officer and Treasurer, and as Vice President, Chief Financial Officer and Secretary of the Company. Simultaneously, John Bentivoglio has been named President and Chief Executive Officer, and Nick Bozza has been named Vice President and Secretary.

On June 18, 2014, two members of the board of directors resigned their positions as a result of their sale of shares in the Company. Simultaneously, John Bentivoglio and Nick Bozza have been named members of the board of directors.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Table of Contents	4

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2014, there were no cash equivalents.

Income Taxes

The Company has adopted Accounting Standards Codification (“ASC”) Subtopic 740-10, Income Taxes ("ASC 740-10") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

There was no current or deferred income tax expense or benefits for the period ending June 30, 2014 and the year ended September 30, 2013.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at June 30, 2014, the Company had no potentially dilutive shares.

Impairment of Long Lived Assets

The Company has adopted ASC Subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360-10 also requires assets to be disposed of to be reported at the lower of the carrying amount or the fair value less costs to sell.

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

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Table of Contents	5

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

The Company's financial instruments consist principally of cash, accounts payable, and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on Level 1 inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with US GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under US GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period; and
-	Cross-reference to other disclosures currently required under US GAAP for other reclassification items (that are not required under US GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

Table of Contents	6

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company does not expect the adoption of the new provisions to have a material impact on its financial condition or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2016 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Company has not yet selected a transition method and is in the process of evaluating the effect this standard will have on our financial statements and related disclosures.

Note 2 - Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $228,149 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2014, all of which raise substantial doubt about the Company’s ability to continue as a going concern.

Note 3 - Related Party Transactions

For the nine months ended June 30, 2014, an officer of the Company advanced $8,063 to the Company to pay for the general and administrative expenses. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

On May 28, 2014, the officers of the Company forgave all outstanding debts in connection with their sale of their preferred and common stock in the Company. As a result, the Company has reclassified all officer advances as of June 30, 2014, totaling $42,899 to additional paid in capital.

Note 4 - Subsequent Events

There have been no reportable subsequent events through the date of issuance of this report.

Table of Contents	7

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

The following discussion should be read along with our financial statements as of June 30, 2014, and with our Form 10-K as of September 30, 2013, which contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

General

The following discussion and analysis summarizes the results of operations of Sunrise Holdings Limited, Inc. (the "Sunrise" or "we") for the quarter ended June 30, 2014.

Sunrise is a mining resource company that currently is working to identify and develop projects in Asia. At present, the Company doesn't own any mining property.

Results of Operations

Comparison of the three months ended June 30, 2014 and 2013

General and administrative expenses increased 7.90% to $2,619 during the three month period ended June 30, 2014 as compared to $2,427 for the comparable period in 2013. This increase was mainly due to an increase in stock transfer agent fees.

For the three month period ended June 30, 2014 compared to the three month period ended June 30, 2013, Sunrise had a net loss of $2,619 compared to a net loss of $2,427, respectively. This 7.90% increase in net income was primarily due to an increase in stock transfer agent fees.

Comparison of the nine months ended June 30, 2014 and 2013

General and administrative expenses increased 13.41% to $10,608 during the nine month period ended June 30, 2014 as compared to $9,354 for the comparable period in 2013. This increase was mainly due to an increase in stock transfer agent fees.

For the nine month period ended June 30, 2014 compared to the nine month period ended June 30, 2013, Sunrise had a net loss of $10,608 compared to a net loss of $9,354, respectively. This 13.41% increase in net loss was primarily due to an increase in stock transfer agent fees.

Table of Contents	8

Liquidity and Capital Resources

At June 30, 2014, Sunrise had current assets of $0, working capital deficit of $303, and had $10,305 of net cash used by operations during the nine month period ended June 30, 2014. At September 30, 2013, Sunrise had current assets of $2,242, working capital deficit of $32,594, and had $12,367 of net cash used by operations during the year ended September 30, 2013.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2014 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	9

PART II

OTHER INFORMATION

Item 1A – Risk Factors.

There have been no material changes in the risk factors previously disclosed in the Registrant's Form 10-K for the fiscal year ended December 31, 2013, which are incorporated by reference into this report.

Item 6 - Exhibits

The following exhibits are filed with this report:

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label

101.PRE*	XBRL Taxonomy Extension Presentation

____

* In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Table of Contents	10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunrise Holdings Limited

Dated: August __, 2014	By:	/s/ John Bentivoglio
John Bentivoglio
President (Principal Executive Officer)

Table of Contents	11