Form 10-K
period 2014-09-30
Event Cardio Group Inc.
filed 2015-01-08
CIK 1394130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from --- to ---

Commission File Number: O-52518

___________________________________

EVENT CARDIO GROUP INC.

(Exact name of registrant as specified in its charter)

___________________________________

Nevada	20-8051714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2798 Thamesgate Dr. Mississauga, Ontario, Canada	L4T 4E8
(Address of principal executive offices)	(Zip Code)

289-407-4377

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
COMMON STOCK, PAR VALUE $0.001 PER SHARE

Securities registered pursuant to Section 12(g) of the Act:	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ]	No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.	Yes [ ]	No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes [x]	No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes [ ]	No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.		[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [x]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes [ ]	No [x]

As of December 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $109,393 based on the number of shares held by non-affiliates as of December 31, 2013 and based on the last reported sale price of the registrant’s common stock on December 31, 2013.

As of January 6, 2015, there were 89,910,321 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Current Report on Form 8-K/A filed with the SEC on November 26, 2014.

EVENT CARDIO GROUP INC.

FORWARD LOOKING STATEMENTS

Information included in this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Event Cardio Group Inc. and its subsidiaries (collectively, “ECGI”, “We”, “Our” or the “Company”) to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe ECGI’s future plans, strategies and expectations, are generally identifiable by use of words "may," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. ECGI’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, ECGI undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. BUSINESS

Overview

We were organized on October 26, 2005 and have had no operations since December, 2008, when we discontinued our previous business of mineral exploration. Most of our activities since January, 2009 have been centered on the acquisition of a new business.

On June 9, 2014 we experienced a change of control as a result of a transaction (the “Transaction”) in which 1,412,619 shares of our common stock, par value $0.001 and 10,000,000 shares of our preferred stock, par value $0.001, constituting approximately 97% of the cumulative voting power of our capital stock on that date, was acquired by Mr. John Bentivoglio, who is now our sole director and chief executive officer, as nominee for 2340960 Ontario Inc., a private company organized in Ontario, Canada, which is doing business as Event Cardio Group and we hereinafter refer to as “ECG”. The shares acquired of record by Mr. John Bentivoglio on June 9, 2014 are now owned beneficially and of record by ECG. On September 8, 2014, we entered into a share exchange agreement (the “Exchange Agreement”) which we consummated on November 14, 2014, pursuant to which we acquired all of the issued and outstanding capital stock of “ECG” from ECG’s stockholders, The Nick Bozza Family Trust, The John Bentivoglio Family Trust and The Sgro (2010) Family Trust. In exchange for all of the outstanding capital stock of ECG, we issued to ECG’s stockholders an aggregate of 79,500,000 shares of our Common Stock (the “Share Exchange”). As a result of the consummation of the Share Exchange, (i) ECG became our wholly owned subsidiary and (ii) the ECG’s former stockholders own an aggregate of 79,500,000 shares which constituted approximately 92.8% of the cumulative voting power of our common stock on the date the share exchange was consummated.

Mr. John Bentivoglio, our sole director and chief executive officer is one of three trustees of The John Bentivoglio Family Trust, the beneficiaries of which are members of his family. In the future, we expect that Mr. Nick Bozza, one of the three trustees of The Nick Bozza Family Trust, the beneficiaries of which are members of his family, will be appointed to our Board of Directors (the “Board”) and serve as one of our executive officers.

On October 24, 2014, through a wholly owned subsidiary, we entered into a license agreement (the “License Agreement”) with Life Medical Technologies, Inc. (“Life Medical”) under which we were granted the exclusive right to distribute Life Medical’s “BreastCare DTS™” in the United States and certain other territories. The BreastCare DTS™ product is a patented, non-invasive and FDA-cleared as an adjunct to mammography and other established procedures for the detection of breast disease, including breast cancer. We are required to pay Life Medical royalties of 5% on net sales, as defined in the License Agreement, and minimum annual royalties of $100,000 in 2015 and $200,000 each year thereafter. In addition, we entered into release agreements (the “Releases”) with certain creditors (the “Life Medical Creditors”) of Life Medical which held judgments against Life Medical in the aggregate amount of approximately $501,000. Pursuant to the Release Agreements, we agreed to pay the Life Medical Creditors an aggregate of $501,000, of which $125,000 was to be paid in cash and the balance was to be satisfied by the issuance of shares of our common stock valued at $376,064.05, with the number of shares of common stock to be determined by dividing 376,064.05 by the volume weighted average price (“VWAP”) of our common stock as reported by Blumberg for the five (5) consecutive trading days ending on the day before the 15th calendar day after consummation of the Share Exchange. On January 6, 2015, we issued 2,827,548 shares of our common stock in satisfaction of this obligation. The recipients of shares valued at $70,000 are also to be paid in cash or shares of common stock, at our option, an amount equal to the excess, if any, of $70,000 over the value of such shares as of December 12, 2015. The License Agreement recognizes that in order to protect our interests, we may have to spend monies dealing with creditors of and other claimants against Life Medical. Although we have no obligation to consummate arrangements with such creditors, we may reduce any amounts we pay to Life Medical’s creditors from future amounts payable to Life Medical. We are currently conducting due diligence for the product, the strength of underlying patents, the status of required regulatory approvals and how this product can most efficiently be manufactured.

Table of Contents	1

On November 7, 2014, we changed our name from Sunrise Holdings Limited to Event Cardio Group Inc. and our trading symbol from “SUIP” to “ECGI”. On consummation of the Share Exchange, we changed our fiscal year to August 31. The financial information provided in this report relates to the fiscal years ended September 30, 2013 and 2014, which dates are prior to the consummation of the Share Exchange which occurred on November 14, 2014. Such information is of limited relevance to our current fiscal condition and prospects. We refer you to our Current Report on Form 8-K/A filed with the SEC on November 26, 2014, and the financial statements filed as exhibits thereto, for financial information with respect to ECG and pro forma financial information with respect to the Company and ECG.

DESCRIPTION OF BUSINESS

The information presented in this Section of this Form 10-K relates to our business after the consummation of the Share Exchange on November 14, 2014. Prior thereto, including for the periods ended September 30, 2014, we were a shell company and had virtually no activities.

Through ECG, we operate in the cardiac medical device innovation, patient monitoring and cardiac event prediction industry. We are developing a cardiac monitoring solution based on a wireless and leadless advance cardiac monitor which offers the dual functionality of both a “holter” and “event” recording monitor simultaneously. Upon completion of the development of our solution, we expect our cardiac monitoring solution to incorporate the collection of medical data and its transmission to physicians or to a control center for diagnostic evaluation. Our solution will combine clinically validated, standardized monitoring services through state-of-the-art call centers that we expect to establish and access our technologically advanced monitoring devices to enable physicians to have remote oversight of their patients 24 hours a day, seven days a week, 365 days a year. We expect that our services and cardiac monitors will primarily relate to ambulatory cardiac holter monitoring and event recording, and services related to the collection and transmission of monitoring data to the call centers through which we will also provide diagnostic testing. We hope to become a leading provider of ambulatory cardiac holter monitoring and event recording services among Independent Diagnostic Testing Facilities, or IDTFs, and a leading manufacturer and distributor of ambulatory cardiac monitoring devices in the United States. We emphasize that our cardiac monitor is currently being developed and that other aspects of our business, although thoroughly investigated or being investigated, has not yet been implemented. In this regard, the Company is continuing to conduct due diligence regarding BreastCare DTS ™, the market for the product, the strength of underlying patents, the status of required regulatory approvals and how this product can most efficiently be manufactured. There can be no assurance on the outcome of our due diligence with respect to these issues. We will require substantial funding to implement our business plan and there can be no assurance that the financing we require will be available to us, that our cardiac monitor will be successfully developed or that the other aspects of our business plan will be successfully implemented.

Cardiac Monitoring

Cardiac monitoring systems, including holter and event monitors, are crucial to cardiovascular care. Clinicians use cardiac monitoring systems to assess the presence and severity of cardiac disease and to evaluate the efficacy of treatments such as drugs, interventions, operations, and device implants. Effective delivery of cardiovascular care requires that the entire process of recording, storing, analyzing, retrieving, and distributing cardio data be as rapid and cost effective as possible. The cardiac monitoring industry has made few technological advances, which we believe negatively impacts patient persistence rates which in turn negatively affect diagnostic yields. Cumbersome leads and large monitors affect patients’ willingness to continue wearing cardiac monitor devices for the entire prescribed duration of time recommended by health care professionals. Diagnostic yields are significantly influenced by patients’ failure to wear the cardiac monitoring devices currently available and as a result, the diagnostic yields available for interpretation are as low as 4% for holter monitors and 62% for event monitors. We believe an opportunity exists to significantly improve diagnostic yields to greater than expected 90% yields with the cardiac monitor we are developing. Higher diagnostic yields will ensure more patients at risk are identified sooner, properly triaged and we believe will ultimately save many lives in a cost efficient manner.

Table of Contents	2

Holter and Event Monitors

Holter and event monitors are medical devices that record the heart's electrical activity. Doctors most often use these monitors to diagnose arrhythmias which are problems with the rate or rhythm of the heartbeat. During an arrhythmia, the heart can beat too fast, too slow, or with an irregular rhythm. Holter and event monitors also are used to detect “silent” myocardial ischemia. In this condition, not enough oxygen-rich blood reaches the heart muscle. "Silent" means that no symptoms occur. Cardiac monitors also can check whether prescribed treatments for an arrhythmia or silent myocardial ischemia are working. Holter and event monitors are similar to an electrocardiogram (an “EKG”). An EKG is a simple test that detects and records the heart's electrical activity. It's a common test for diagnosing heart rhythm problems. However, a standard EKG only records the heartbeat for a few seconds. It doesn’t detect heart rhythm problems unless they occur during the test. Holter and event monitors are small, portable devices that can be worn during normal daily activities thereby allowing the monitor to record a heart‘s electrical activity for a longer time than an EKG. Although similar, holter and event monitors aren't the same. A holter monitor records the heart's electrical activity the entire time a patient is wearing it. An event monitor records the heart's electrical activity only at certain times while being worn. Unlike holter monitors, event monitors don't continuously record the heart's electrical activity, they only record during symptoms. The cardiac monitor we are developing will contain the features of both a holter and event monitor in one device.

Cardiac Monitoring Market

The combined United States (“US”) cardiac equipment and services market in 2012 was estimated at $3.86 billion and is expected to grow to $4.19 billion in 2016. Globally, the cardiac monitoring market is anticipated at three to five times the US market. We believe that the market for ambulatory cardiac holter monitoring and event recording services will grow over the foreseeable future as a result of an aging and growing population, the increase in a prevalence of health conditions such as obesity that increase the likelihood of heart related diseases and the increasing awareness of cardiac diseases. IDTFs provide monitoring services to the patient's hospital or physician when they outsource the service as opposed to providing it themselves. We believe that the portion of the overall ambulatory cardiac monitoring services market addressed by IDTFs will grow as physicians and hospitals increasingly outsource monitoring services to IDTFs, due to increased capital requirements and new technology, which may not be readily available to hospitals or physicians.

What are the Challenges Related to Cardiac Monitoring?

Despite technological and clinical advances in cardiology, healthcare providers face significant challenges in delivering consistent and high quality cardiovascular care. Healthcare reform and declining reimbursement rates continue to place increasing pressure on providers to treat more patients faster. Increasingly, healthcare is moving outside of the hospital setting and into physician offices and other outpatient facilities. In addition, the need to control costs, increase efficiencies, and manage data introduces new factors into the decision making process for technology utilization.

These healthcare changes prompt a number of emerging critical needs and create opportunities for us. These include creating systems and services tailored to the clinician workflow, developing products that are intuitive and easy to use, using proven communication standards for connectivity, improving the management of healthcare delivery resources, and utilizing emerging technologies from multiple vendors — all within a security structure that meets Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requirements.

Breast Cancer DETECTION Market

The global Point of Care market in 2011 was approximately $18.7 billion, up from $10.3 billion in 2005. In the U.S. alone, the combined breast cancer detection/diagnostic market was valued at more than $2.2 billion in 2008, and is expected to continue in a stable growth pattern over the next several years, Analysts have suggested a conservative growth rate of approximately 5.4% per year.

Table of Contents	3

The incidence of breast cancer detention is highest in the developed world, but by 2020, some estimates indicate as many as 70 percent of all cases will be found in the developing economies of the world. We believe the BreastCare DTS™ product is well-suited to addressing this trend. As developing countries increase their incomes as they develop, their population will be able to spend more on medical care than they do now. We believe that demand for effective cancer detention solutions rather than palliative care will rise, but at the same time, resources will remain limited. BreastCare DTS ™ is a relatively low-cost product that can capture early stage potential breast cancer data. While we are continuing to evaluate the market for this product, we believe it will be an attractive product, particularly in developing countries.

OUR PRODUCTS

Our initial cardiac monitor which we call “Now Cardio” is an advanced cardiac monitor with offers dual-functionality including both holter monitoring and event recording simultaneously. Now Cardio is an innovative medical device designed by CONTEX International Technologies (Canada) Inc. (“Contex”), a healthcare and aerospace engineering firm. Now Cardio has many unique features which will differentiate this medical device from our competition. We believe Now Cardio will be the first holter/event recorder of its kind featuring a wireless and leadless device with a wafer thin, water-resistant transmitter worn by the patient which receives both atrial and ventricular data from the patient’s heart which is transmitted wirelessly to a receiver which may not need to be held or worn by the patient. This process should allow data to stream distances of up to 1,000 feet (with the potential for much larger distances) to a home-based (or other location) receiver which transmits the data via cellular and or satellite, to a control center where the patient’s heart is continuously monitored for up to 32 days. Our proprietary software will assemble the data for the cardiologist in a simplified process for the cardiologist to interpret the data and significantly reduce the time required for a cardiologist to read and interpret the ECG data. In our opinion the process may also increase the quality of the cardiologist’s interpretation of the data which should in turn facilitate timely and appropriate medical treatments. Our software will identify anomalies in the streaming data events and will aid in the diagnosis, in real time, as the data is evaluated continually by the advanced software and a supporting team of trained cardiac technician and supervisory cardiologists which we will retain to provide services to the control center. Data will be analyzed at the control center where reports of findings are generated and relayed to physicians in the manner selected. We expect that ambulatory patients will have the option to purchase additional cardiac monitoring services from us utilizing GPS tracking and heart monitoring for enhanced security while they are at risk. We believe that satellite technology will afford the ability to locate patients at risk wherever satellite technology is available thus providing the ability to communicate with the patient and healthcare professionals based on risk levels similar to “OnStar” technology within automobiles.

We believe our initial cardiac monitoring products will provide solutions for overcoming many of the challenges faced by users of cardiac monitors by offering the following key benefits:

•	Ease of use. Our user cardiac monitor is being designed with significant input from clinicians and technologists and will be intuitive and easy to use.
•	Effective data capture. Our solution will automate and assist in the collection, interpretation, and retrieval of data which should improve clinical productivity.
•	Improved diagnostic speed and accuracy. As a result of easy use and patient comfort, we believe persons who are prescribed our devices will be more likely to use them for the prescribed period, which we believe will allow for improved diagnostic accuracy. In addition, we believe that by enabling the review and assessment of test results remotely, our systems can speed the time of diagnosis.
•	Wireless and network compatibility. We expect our cardiac monitors to support a clinical network environment in that it will enable cardiologists to assimilate, collate, and interpret data and disseminate results to facilitate diagnosis, patient monitoring and patient management. Data may be stored in a local or network server database. We expect that our monitoring devises will also connect to larger enterprise networks that will allow data to be shared with other users, both within the facility and remotely via secure networks.

We expect to continue to improve the functionality of our cardiac monitors after our initial device is placed in service. For example, we are developing software which will have predictive capabilities for cardiac events such as heart failure. The impact of this technology is significant in that patients may be identified prior to a life threatening cardiac event and diverted to a hospital to receive care and potentially avoid a stroke or heart attack.

Table of Contents	4

The BreastCare DTS™ is patented, non-invasive and FDA-cleared as an adjunct to mammography and other established procedures for the detection of breast disease, including breast cancer. DTS stands for “Differential Temperature Sensor,” indicating the ability of the device to compare temperatures in one area of the breast with others in the same breast and the other breast. The BreastCare DTS™ device consists of two mirror image, lightweight and disposable foam pads with three wafer-thin foil sensors on each pad. Each of the three segments on each pad contains 18 rows of heat-sensitive chemical dots. The device is easy to use and requires no electricity or probes. The test is completely non-invasive. The pads are easily placed on a woman’s breasts inside the bra for 15 minutes. The device measures the deep heat energy that is transferred to the surface of the skin. Each heat-sensitive dot is calibrated to record the temperature of the surface of the breast. The dots themselves change color from blue to pink when exposed to specific temperatures. The results are clearly displayed and can be immediately evaluated. The heat-sensitive dots have embedded memory, which allows the results to be read after each test is completed. BreastCare DTS™ has received FDA 510K clearance for marketing in the United States to be used by physicians as an adjunct to routine physical examination including palpation, mammography and other established procedures for the detection of breast disease including breast cancer. Clinical studies have been conducted on over 5,000 women in prestigious cancer centers in the U.S., Europe and Latin America, including Memorial Sloan-Kettering in New York and M.D. Anderson in Houston.

LICENSES TO AFFILIATES

Prior to the execution of the Exchange Agreement, ECG granted an exclusive license to promote, advertise, manufacture, distribute and sell its cardiac monitoring device in Canada, excluding the Province of Ontario, to a company beneficially owned by two stockholders who own 69.6% of our common stock, one of which is affiliated with our sole director and executive officer. Such rights with respect to Ontario were licensed to one of these stockholders which owns 34.8% of our common stock. Pursuant to the related license agreement, we have agreed to use reasonable efforts to modify our cardiac monitoring device to comply with any regulatory or third party reimbursement requirements. Further, the licensees may purchase the devices from us at the lesser of (i) our manufacturing cost, plus 10%, (ii) our manufacturing cost, plus $50 or (iii) at the best price and best terms we offer to any person in any jurisdiction. If we are unable to manufacture or have the devices manufactured, we must provide the information to the licensees so they can do so and in such case the licensees are obligated to pay us a royalty on each cardiac monitoring device they manufacture at the lesser of 10% of their manufacturing costs or (ii) $50 per unit.

In connection with our license of BreastCare DTS™, we borrowed CAD $79,106 from an Ontario corporation owned equally by the three individuals who are trustees of trusts which collectively own approximately 92.8% of our common stock. A trustee of one of the trusts is our sole director and executive officer. In connection with this loan, we agreed to sublicense to the lender the exclusive rights to distribute the product in Canada with royalties payable to us at the rate of 5.5% of net sales, as to be defined in the sub-license agreement. For additional information concerning relationships with affiliates, see the Section of this Report titled “Certain Relationships and Related Parties Transactions”.

STRATEGY

Our initial cardiac monitor is being developed for us by Contex, a health care and aerospace engineering firm. After the development of our initial cardiac monitor is completed and United States Food and Drug Administration (“FDA”) clearance is secured, we expect to initiate our business in either the New York City or Southern Florida areas. Prior to the launch of our monitors, we will need to develop a marketing network which we envision will consist of independent contractors who will offer our cardiac monitoring solutions initially to physicians who have the opportunity to prescribe our solution to patients in the course of their practice. We will also need to establish monitoring centers in each area in which we commence operations, which centers will operate 24 hours and day and 7 days a week and be manned by cardiac monitoring specialists who will analyze the data sent by our monitors and potentially respond to urgent events and report results to the prescribing physicians. Once we successfully launch our operations on a select regional basis, we expect to expand into other regions where we believe the demand for our cardiac monitor solution will be the greatest.

We are in the process of developing a strategy with respect to BreastCare DTS™, which will depend in part on the results of our ongoing due diligence regarding the market for the product, the strength of the underlying patents, the status of required regulatory approvals and how the product can most efficiently be manufactured.

Table of Contents	5

We will require additional financing to implement our strategy and there can be no assurance we will be able to secure the financing which is necessary to initiate operations.

Manufacturing

Manufacturing of our monitors and sensors and other products will be provided by electronics manufacturing service providers which we will retain to provide manufacturing services to us. We believe that there are several capable suppliers available to us. In addition, there are a number of critical components and sub-assemblies in the monitors and sensors that comprise part of our cardiac monitoring device. The vendors for these materials and the manufacture of our device and other products will be qualified by us through the evaluation and testing of their performance.

Research and Development

For the years ended August 31, 2014 and August 31, 2013 (our new fiscal year), we (ECG) spent $41,756, and $8,979, respectively, on research and development expenses with respect to our cardiac monitoring device. Since May 2014, research and development services have been provided to us by Contex, a health and aerospace engineering firm, pursuant to a contract which has a term of one year and automatically renews on an annual basis. Our three largest stockholders own 40% of the voting stock and 34% of all capital stock of Contex. We expect to incur significant research and development expenses in the future as we complete the development of our initial device and subsequently make improvements and modifications and introduce new models so that we will achieve technological superiority for our devices. We do not expect to incur significant research and development expenses in the future with respect to BreastCare DTS™.

Sales and Marketing

Initially we expect to market our cardiac monitoring solution and medical devices primarily to cardiologists and electro physiologists, who are the physician specialists who most commonly diagnose and manage patients with arrhythmias. We expect to engage independent sales representatives with established relationships with physicians to act as our sales force. We are planning to establish what we refer to as sales partnerships which we believe will become a knowledgeable, highly motivated, ownership-based sales force. Our plan is for these sales representatives to acquire our cardiac monitoring devices and share in the revenue generated. We believe a sales-partnership business model will allow us to better control of our operating costs. Although we believe we can establish a highly motivated sales force through this method, there can be no assurance we will be able to do so. We also expect to attend trade shows and medical conferences to promote our cardiac monitoring solution and to meet medical professionals who may be able to prescribe our services to their patients. We have not determined our sales and marketing strategy in connection with BreastCare DTS™.

Competition

The markets in which we will operate in our cardiac monitoring business is fragmented and characterized by a large number of smaller regional service providers. We believe that the principal competitive factors that will impact the success of our cardiac monitoring solutions include some or all of the following:

·	Quality, accuracy and reliability;
·	quality of clinical data;
·	relative ease of use for patients and physicians;
·	technology performance, innovation, flexibility and range of application;
·	timeliness and clinical relevance of new product introductions;
·	quality and availability of customer support services;
·	size, experience, knowledge and training of sales and marketing staff;
·	brand recognition and reputation;
Table of Contents	6

·	relationships with referring physicians, hospitals, managed care organizations and other third party payors;
·	availability of third-party reimbursement;
·	reporting capabilities; and
·	price.

The cardiac monitoring industry is evolving rapidly and is becoming increasingly competitive and the basis on which we will be required to compete may change over time.

The markets in which we will launch BreastCare DTS™, have not been determined. However, the use of mammography systems for the detection of breast disease is well established in most developed nations and it may prove difficult to initiate sales of BreastCare DTS™ in these markets. However, we believe that a low-cost product such as BreastCare DTS™ will be attractive in developing nations where resources remain limited and the use of existing breast disease detention solutions are not common place due to the costs of mammography systems and their utilization.

Virtually all of our competitors have greater technical, human, financial and other resources then we do and our financial resources are very limited when contrasted with those of our competitors. This inherent competitive limitation gives others a significant advantage over us, and we cannot assure that we will be able to successfully compete in this competitive market place.

Intellectual Property

To protect our proprietary rights, we expect to rely on a combination of trademark, copyright, patent, trade secret and other intellectual property laws, employment, confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements and protective contractual provisions with our partners and other third parties. We will seek to maintain certain intellectual property and proprietary know-how confidential as trade secrets, and generally we expect to require our partners to execute non-disclosure agreements prior to any substantive discussions or disclosures of our technology or business plans. Our business and competitive positions are dependent in part upon our ability to protect our proprietary technology and our ability to avoid infringing the patents or proprietary rights of others.

Patents. As of December 31, 2014, we have filed one patent application in the United States relating to our cardiac monitoring device. We may file additional patent applications in the future.

Trademarks and Copyrights. As of December 31, 2014, we had no unregistered or copyright registrations.

Government Regulation

Health Care Fraud and Abuse. In the United States, there are state and federal anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health care-related business. In addition, federal law (e.g., the "Stark" law) and some state laws prohibit the existence of certain financial relationships between referring physicians and healthcare providers and suppliers unless those relationships meet the requirements of specific exceptions to the law. Anti-kickback laws will constrain our sales, marketing and promotional activities by limiting the kinds of financial arrangements that we may have with physicians, medical centers, and others in a position to purchase, recommend or refer patients for our cardiac monitoring devices and other products or services we may develop and commercialize. Due to the breadth of some of these laws, it is possible that some of our future practices might be challenged under one or more of these laws.

Table of Contents	7

Furthermore, federal and state false claims laws prohibit anyone from presenting, or causing to be presented, claims for payment to third party payors that are false or fraudulent. Violations may result in substantial civil penalties, including treble damages, and criminal penalties, including imprisonment, fines and exclusion from participation in federal health care programs. The federal False Claims Act also contains "whistleblower" or "qui tam" provisions that allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the government. Various states have enacted laws modeled after the federal False Claims Act, including "qui tam" provisions, and some of these laws apply to claims filed with commercial insurers. Any violations of anti-kickback and false claims laws could have a material adverse effect on our business, financial condition and results of operations.

The Patient Protection and Affordable Care Act. On March 23, 2010, the Patient Protection and Affordable Care Act were signed into law and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law. Together, the two measures make the most sweeping and fundamental changes to the United States health care system since the creation of Medicare and Medicaid. These health care reform laws include a large number of health-related provisions, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, and by including new tools to address fraud and abuse. Section 6002 of the Patent Protection and Affordable Care Act requires manufacturers of medical devices and other products reimbursed by Medicare to report annually to the government certain payments to physicians and teaching hospitals.

Health Insurance Portability and Accountability Act of 1996 (HIPAA). HIPAA was enacted by the United States Congress in 1996. Numerous state and federal laws govern the collection, dissemination, use and confidentiality of patient and other health information, including the administrative simplification provisions of HIPAA. Historically, state law has governed confidentiality issues and HIPAA preserves these laws to the extent they are more protective of a patient's privacy or provide the patient with more access to his or her health information. As a result of the implementation of the HIPAA regulations, many states are considering revisions to their existing laws and regulations that may be more stringent or burdensome than the federal HIPAA provisions. HIPAA applies directly to covered entities, which include health plans, health care clearinghouses and many health care providers. These HIPAA rules are concerned primarily with the privacy of information when it is used and/or disclosed; confidentiality, integrity and availability of electronic health information; and the content and format of certain identified electronic health care transactions. The laws governing health care information impose civil and criminal penalties for their violation and can require substantial expenditures of financial and other resources for information technology system modifications and for implementation of operational compliance.

Medicare. Medicare is a federal program administered by the US Department of Health and Human Services Centers for Medicare and Medicaid Services (“CMS”) through Medicare administrative contractors. The Medicare program provides qualified persons with health care benefits that cover the major costs of medical care within prescribed limits, subject to certain deductibles and co-payments. The Medicare program has established guidelines for local and national coverage determinations and reimbursement of certain equipment, supplies and services. The methodology for determining coverage status and the amount of Medicare reimbursement varies based upon, among other factors, the setting in which a Medicare beneficiary received health care items and services.

The Medicare program is subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, interpretations of policy, Medicare administrative contractor determinations, and government funding restrictions. All of these restrictions may materially increase or decrease the rate of program payments to health care facilities and other health care suppliers and practitioners, including those paid for our cardiac monitoring services. Any changes in federal legislation, regulations and policy affecting Medicare coverage and reimbursement relative to our cardiac monitoring services could have an adverse effect on our performance.

Table of Contents	8

The control centers that we establish will be required to enroll as Independent Diagnostic Testing Facilities ("IDTFs"), which is defined by CMS as an entity independent of a hospital or physician's office in which diagnostic tests are performed by licensed or certified non-physician personnel under appropriate physician supervision. Medicare has set certain performance standards that every IDTF must meet in order to obtain or maintain its billing privileges. Specifically, an IDTF is required to: (i) operate its business in compliance with all applicable federal and state licensure and regulatory requirements for the health and safety of patients; (ii) provide complete and accurate information on its enrollment application, and report certain changes, within 30 calendar days, to the designated fee-for-service contractor on the Medicare enrollment application; (iii) maintain a physical facility on an appropriate site, that is not an office box or a commercial mail box that contains space for equipment appropriate for the services designated on the enrollment application, and both business and current medical records storage within the office setting of the IDTF; (iv) have all applicable diagnostic testing equipment, with the physical site maintaining a catalog of portable diagnostic testing equipment, including the equipment's serial number; (v) maintain a primary business phone under the name of the designated business, which is located at the designated site of the business, or within the home office of mobile IDTF units; (vi) have a comprehensive liability insurance policy per location, covering both the place of business and all customers and employees of the IDTF, and be carried by a non-relative owned company; (vii) agree not to directly solicit patients and to accept only those patients referred for diagnostic testing by an attending physician, who is furnishing a consultation or treating a beneficiary for a specific medical problem and who uses the results in the management of the beneficiary's specific medical problem; (viii) answer beneficiaries' questions and respond to their complaints; (ix) openly post the Medicare standards for review by patients and the public; (x) disclose to the government any person having ownership, financial, or a control interest or any other legal interest in the supplier at the time of enrollment or within 30 days of a change; (xi) have its testing equipment calibrated and maintained per equipment instructions and in compliance with applicable manufacturers suggested maintenance and calibration standards; (xii) have technical staff on duty with the appropriate credentials to perform tests and produce the applicable federal or state licenses or certifications of the individuals performing these services; (xiii) have proper medical record storage and be able to retrieve medical records upon request from CMS or its fee-for-service contractor within two business days; and (xiv) permit CMS, including its agents, or its designated fee-for-service contractors, to conduct unannounced, on-site inspections to confirm the IDTFs compliance with these standards.

Government Regulation of Medical Devices

Our cardiac monitoring devices are medical devices subject to extensive regulation by the FDA and if we operate outside the United States other global regulatory agencies. FDA regulations govern, among other things, the following activities we expect to perform, directly or through third-parties, in connection with medical devices:

•	product design and development;
•	product testing;
•	product manufacturing;
•	product labeling and packaging;
•	product handling, storage, and installation;
•	pre-market clearance or approval;
•	advertising and promotion;
•	product sales, distribution, and servicing; and
•	post-market surveillance.

Table of Contents	9

FDA’s Pre-market Clearance and Approval Requirements. Each medical device and certain other products we seek to commercially distribute in the U.S. must first receive 510(k) clearance or pre-market approval from the FDA, unless specifically exempted by the agency. The FDA classifies all medical devices into one of three classes. Devices deemed to pose lower risk are categorized as either Class I or II, which requires the manufacturer to submit to the FDA a 510(k) pre-market notification requesting clearance of the device for commercial distribution in the U.S. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device are categorized as Class III, requiring pre-market approval. In rare cases, devices are categorized as Class III and still cleared under the 510(k) pre-market notification process. Class III devices which can be marketed with a pre-market notification 510(k) are those that are post-amendment (i.e., introduced to the U.S. market after May 28, 1976) and Class III devices which are substantially equivalent to pre-amendment (i.e., introduced to the U.S. market before May 28, 1976) Class III devices and for which the regulation calling for the pre-market approval application has not been published in 21 CFR.

510(k) Clearance Process. The 510(k) clearance process is the process we expect to be applicable to our initial cardiac monitors. To obtain 510(k) clearance, we must submit a pre-market notification to the FDA demonstrating the proposed device to be substantially equivalent to a previously cleared 510(k) device, a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of pre-market approval applications, or is a device that has been reclassified from Class III to either Class II or I. In rare cases, as described in the prior paragraph, Class III devices are cleared through the 510(k) process. The FDA’s 510(k) clearance process usually takes at least three months from the date the application is submitted and filed with the FDA, but may take significantly longer.

After a device receives 510(k) clearance, any subsequent modification of the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require pre-market approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA may require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or pre-market approval is obtained. After our initial cardiac monitor receives 510(k) clearance, we expect to modify and improve the device on a continuing basis. Some of those modifications we believe will not be significant, and therefore, new 510(k) clearances or pre-market approvals will not be required. Other modifications we believe will be significant and will require new 510(k) clearances from the FDA for these modifications. We note that the FDA may disagree with our determination and if the FDA requires us to seek 510(k) clearance or pre-market approval for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain the required clearance or approval. Under these circumstances, we may also be subject to significant regulatory fines or other penalties.

Pre-market Approval Process. A pre-market approval application must be submitted if the medical device is in Class III (although the FDA has the discretion to continue to allow certain pre-amendment Class III devices to use the 510(k) process) or cannot be cleared through the 510(k) process. A pre-market approval application must be supported by, among other things, extensive technical, preclinical, clinical trials, manufacturing and labeling data to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device.

After a pre-market approval application is submitted and filed, the FDA begins an in-depth review of the submitted information, which typically takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA will usually be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with Quality System regulations. New pre-market approval applications or pre-market approval application supplements are required for significant modifications to the manufacturing process, labeling of the product and design of a device that is approved through the pre-market approval process. Pre-market approval supplements often require submission of the same type of information as a pre-market approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original pre-market approval application, and may not require as extensive clinical data or the convening of an advisory panel.

Table of Contents	10

We believe our cardiac monitors will require 510(k) clearance and not be subject to the pre-market approval process. However, the FDA is the governing authority and may, in its discretion, request pre-market approval applications from us and all manufacturers of similar devices. If the FDA calls for pre-market approval applications, we will be required to submit and obtain approvals for such devices within a specified period of time. If we fail to do so, we will not be allowed to continue marketing our cardiac monitors. BreastCare DTS™ has received FDA 510(k) clearance for marketing in the United States to be used by physicians as an adjunct to routine physical examination, including palpation, mammography and other established procedures for the detection of breast disease including breast cancer.

Clinical or Market Trials. A clinical or market trial is typically required to support a pre-market approval application and is sometimes required for a 510(k) pre-market notification. Clinical and market trials generally require submission of an application for an Investigational Device Exemption (“IDE”) to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the investigational protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated investigational device exemption requirements. Clinical and market trials for a significant risk device may begin once the investigational device exemption application is approved by the FDA as well as the appropriate institutional review boards at the clinical or market trial sites, and the informed consent of the patients participating in the clinical trial is obtained. We do not expect this process to apply to us at this time, but there can be no assurance the FDA will agree with our views in this regard.

Pervasive and continuing FDA regulation. After a medical device is placed on the market, numerous FDA regulatory requirements apply, including, but not limited to the following:

•	Quality System regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;
•	Establishment Registration, which requires establishments involved in the production and distribution of medical devices, intended for commercial distribution in the U.S., to register with the FDA;
•	Medical Device Listing, which requires manufacturers to list the devices they have in commercial distribution with the FDA;
•	Labeling regulations, which prohibit “misbranded” devices from entering the market, as well as prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and
•	Post-market surveillance including Medical Device Reporting (MDR), which requires manufacturers report to the FDA if their device may have caused or contributed to a death ors erious injury, or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

Failure to comply with applicable regulatory requirements may result in enforcement action by the FDA, which may include one or more of the following sanctions:

•	fines, injunctions, and civil penalties;
•	mandatory recall or seizure of our products;
•	administrative detention or banning of our products;
•	operating restrictions, partial suspension or total shutdown of production;
•	refusing our request for 510(k) clearance or pre-market approval of new product versions;
•	revocation of 510(k) clearance or pre-market approvals previously granted; and
•	criminal penalties.

Table of Contents	11

International Regulation. Sales of medical devices outside the United States are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ significantly.

Environmental Regulation. We may use materials and products regulated under environmental laws, primarily in the manufacturing processes. We believe the ongoing cost of compliance with environmental protection laws and regulations will be borne by the manufactures we retain to manufacture our monitors and will not have a material impact on our business, financial position or results of operations.

Medical Device Tax. Effective January 1, 2013, as a result of the passage of the Patient Protection and Affordable Care Act, manufacturers of certain medical devices are subject to an excise tax on the sale of the devices. We expect our cardiac monitoring devices to be subject to these taxes. The tax is 2.3% of the sale price of the applicable medical device. The manufacturer is responsible for remitting these taxes to the Federal Government.

THIRD-PARTY REIMBURSEMENT

In the U.S., as well as in certain foreign countries, government-funded or private insurance programs, commonly known as third-party payers, pay a significant portion of the cost of a patient’s medical expenses. A uniform policy of reimbursement does not exist among all these payers. We believe that reimbursement is an important factor in the success of many medical devices and other medical products.

All U.S. and foreign third-party reimbursement programs, whether government funded or commercially insured, are developing increasingly sophisticated methods of controlling healthcare costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, second opinions required prior to major surgery, careful review of bills, encouraging healthier lifestyles, and exploring more cost-effective methods of delivering healthcare. These types of programs can potentially limit the amount which healthcare providers may be willing to pay for medical devices. Reimbursement for the costs we will charge for our cardiac monitoring solutions is essential to successful operations and if we are unable to establish the relationships which are required to secure reimbursement, it is unlikely we will be able to operate profitably.

Product Liability and Insurance

The design, manufacture and marketing of medical devices and services of the types we expect to provide entail an inherent risk of product liability claims. In addition, we expect to provide information to health care providers and payors upon which determinations affecting medical care are made, and claims may be made against us resulting from adverse medical consequences to patients resulting from the information we provide. To protect ourselves from product liability claims, we expect to maintain professional liability and general liability insurance on a "claims made" basis. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. We believe will be able to secure insurance policies which will be adequate in amount and coverage for our operations. However, there can be no assurance that we will be able to obtain such insurance on commercially reasonable terms or that any coverage maintained by us is sufficient to cover future claims.

SEASONALITY

There are no material seasonal elements to our business.

Employees

As of December 31, 2014, we had no employees. We intend to employ the personnel required to operate our business on or about the time that the development of our cardiac monitoring device is completed.

Table of Contents	12

Corporate Information

Our principal executive offices are located at 2798 Thamesgate Dr., Mississauga, Ontario, Canada L4T 4E8. Our telephone number at this address is (289) 407-4377. You should direct all inquiries to us at this address and telephone number.

Available Information

We file electronically with the U.S. Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (collectively, the “SEC Reports”). Copies of these reports are located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at http://www.sec.gov.

ITEM 1A. RISK FACTORS

The information presented in this Section of this Form 10-K relates to our business after the consummation of the Share Exchange on November 14, 2014. Prior thereto, including for the periods ended September 30, 2014, we were a shell company and had virtually no activities.

An investment in our common stock involves significant risks. You should consider carefully all of the information in this Report, including the risks and uncertainties described below and the financial statements and related notes included in the SEC Reports, before making an investment in our common stock. We have not commenced business operations and may not be able to do so. If any of the following risks occur, we may be unable to continue as a going concern. In that case, you would likely lose your entire investment. Once we have commenced business operations, the occurrence of the following risks could have a material adverse effect on our business, financial condition, results of operations, prospects or liquidity. In any such case, the market price of our common stock could decline, and you may lose all or part of your investment. Except for historical information, the information in this report contains "forward-looking" statements about our existing and future business and performance. Our actual operating results and financial performance may prove to be very different from what we have predicted as of the date of this report. The risks described below address some of the factors that may affect our future operating results and financial performance.

Risks Related to Current Status

We have not and we may not be able to commence active business operations.

ECG is developing a cardiac monitoring system and has not commenced active business operations. We may not be able to successfully develop our initial cardiac monitoring system. We may not be able to provide the financing required to complete the development of our prototype monitor. Even if our initial monitor is successfully developed, we may not be able to secure the FDA clearances required for us to manufacture our initial monitors and place the monitors in service. We recently executed the License Agreement to distribute BreastCare DTS™ in the United States and in certain other territories. We may not be able to secure the financing required to launch this product. In addition, we believe may not be able to successfully commercially exploit this product event if we secure financing required to do so. In any of these cases, you may lose your entire investment in the Company.

RISKS RELATED TO OUR FINANCIAL CONDITION

Our independent accountant has included an explanatory paragraph in his report on our consolidated combined financial statements expressing doubt as to our ability to continue in business.

Table of Contents	13

Our independent accountant has included an explanatory paragraph in his report on our consolidated financial statements for the year ended September 30, 2014, stating that there is substantial doubt about our ability to continue as a going concern due to our need to generate cash from operations or obtain additional financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Report of Independent Accountants” on our consolidated financial statements included in this Report.

We have no operating history upon which an evaluation of our company can be made. For that reason, it would be difficult for a potential investor to judge our prospects for success.

We were organized on October 26, 2005 and have had no active operations since December, 2008, when we discontinued our previous business of mineral exploration. Most of our activities since January of 2009 have been centered on the acquisition of a new business. We have had no operating revenue since that date. There can be no assurance that our future proposed operations will be implemented successfully or that we will ever have profits. If we are unable to commence and sustain operations, our stockholders may lose their entire investments. We face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with initiating operations, including capital requirements and managements’ potential underestimation of initial and ongoing costs. As a new business, we may encounter delays and other problems. We also face the risk that we will not be able to effectively implement our business plan. In evaluating our business and prospects, these issues should be considered. If we are not effective in addressing these risks, we will not operate profitably or perhaps at all and we may not have adequate working capital to meet our obligations as they become due.

We need to effectively manage our growth and the execution of our business plan. Any failure to do so would negatively impact our results.

To manage our operations effectively, we will need to create operational, financial and other management processes and systems. Other than our chief executive officer, we have no staff and our success will depend on our ability to hire and retain employees and/or independent contractors while we maintain high levels of employee efficiency, to manage our costs in general and administrative expenses in particular and otherwise to efficiently execute our business plan. There are no assurances that we will be able to effectively and efficiently manage our growth. Any inability to do so could increase our expenses and negatively impact the result of our operations. Moreover, because we are small and have limited working capital, we must limit our operations and carefully execute our business plan. Because we will have to limit our operations based on available working capital, we may not generate sufficient sales to make a profit. If we do not make a profit, we may have to suspend or cease operations.

Our Controlling Stockholders, who collectively own approximately 90% of our common stock, have pledged their shares to a lender to secure their guaranty of our obligations to a lender; if we default on the underlying loan, we could experience a change in control.

Our Controlling Stockholders have guaranteed our obligations under a loan agreement with an affiliated company which matures on December 1, 2015, which allows us to borrow CAD $583,000. Their guaranty is exclusively with recourse to and secured by their pledge of approximately 90% of our common stock. In the event we default on this loan, the lender may foreclose on the shares of our common stock subject to the pledge. In such case, we could experience a change of control.

The loss of key personnel would directly affect our efficiency and economic results.

We are dependent upon the creative skills and leadership of John Bentivoglio (our President and Chief Executive Officer). The loss of the services of Mr. Bentivoglio could have a material adverse effect on our business and operations, including our ability to execute our business plan.

Our strategy requires us to develop and maintain relationships with others.

Table of Contents	14

Our strategy depends on our developing and maintaining relationships with other firms such as independent contractors and vendors. Of particular importance to us is our relationship with Contex, an engineering firm which is designing our initial cardiac monitoring device. We also will need to develop and maintain relationships with independent contractors which will market our products and vendors who will manufacture our cardiac monitoring devices and our BreastCare DTS™ product. It is vital to our success that we develop relationships with key independent contractors and vendors. There can be no assurance, however, that we will be able to develop and maintain relationships which provide us the services we require. If we fail to develop and maintain such relationships, we may be forced to change our strategy, which could have a material adverse effect on our ability to initiate operations and/or the results of our operations. Further, if our relationship with a key independent contractor or vendor is terminated, it is likely our business will be disrupted until a replacement is identified and the relevant services are procured.

We will need to raise additional financing which will result in dilution to our stockholders’ ownership and voting rights in our company, we may be unable to raise such capital when needed, or at all, and the terms of such capital may be adverse to our stockholders.

We will require financing to provide the working capital necessary to implement our strategy and expand our business. If we fail to arrange for such financing in the future, we will not be able to complete the development of our cardiac monitoring device until we can obtain adequate financing, which we may not be successful in accomplishing. We may not be able to obtain financing in sufficient amounts or on acceptable terms when needed, which will adversely affect our prospects. We will need to raise the financing necessary to meet our anticipated cash requirements for the foreseeable future. Our future funding requirements will depend on many factors, including:

•	the results of our operations;
•	the reimbursement rates associated with our cardiac monitors and other products and services;
•	our ability to secure contracts with commercial payors providing for the reimbursement of our products and services;
•	the costs associated with manufacturing and building our inventory of our initial and future generation monitors and other products;
•	the costs of hiring personnel and investing in infrastructure to support future growth;
•	the costs of undertaking future strategic initiatives, such as acquisitions or joint ventures;
•	the emergence of competing technologies and products and other adverse market developments;
•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others; and
•	actions taken by the FDA, and other regulatory authorities affecting our products and competitive products.

The financing we require may not be available on reasonable terms, or at all. Debt financing must be repaid regardless of whether or not we generate profits or sufficient cash flow from our business activities to satisfy the obligations. Equity financing will result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock. If additional sales of our capital stock occur, your ownership interest and voting power in us will be decreased and the market price of our common stock may decrease.

General economic conditions, which are largely out of our control, may adversely affect our financial condition and results of operations.

Our operations may be affected by changes in general economic conditions. Recessionary economic cycles, higher interest rates, inflation, higher levels of unemployment, changes in the laws or industry regulations or other economic factors may adversely affect the demand for our cardiac monitoring solutions. Additionally, these economic factors and changes in laws and regulations may adversely affect our financial condition and results of operations.

Risks related to our business and industry

Table of Contents	15

Our business is dependent upon referrals from physicians; if we fail to develop and maintain relationships and obtain those referrals, our business will be adversely impacted.

The success of our business is dependent upon physicians prescribing our services. Our success in obtaining prescriptions will be directly influenced by a number of factors, including:

•	The establishment of relationships with independent contractors which will sell our services to physicians;
•	the ability of the physicians who wish to prescribe our monitoring solutions to obtain sufficient reimbursement and be paid in a timely manner for the professional services they provide in connection with the use of our cardiac monitoring solutions;
•	establishing ourselves as a comprehensive cardiac monitoring services provider;
•	our ability directly, or through others, to educate physicians regarding the benefits of our cardiac monitoring solutions over alternative diagnostic monitoring solutions and regarding the benefits of the BreastCare DTS™ product as a supplement to periodical mammogram screening; and
•	the clinical efficacy of our cardiac monitoring solutions and the BreastCare DTS™ product.

If we are unable to educate physicians regarding the benefits of our cardiac monitors and related services and of the BreastCare DTS™ product and are unable to obtain sufficient prescriptions for our services, we may not generate sufficient revenue from the provision of our products to establish or maintain an active business.

We and the physicians who prescribe our services will be dependent upon reimbursement for the fees associated with our services; the absence or inadequacy of reimbursement may cause our revenue to be insufficient to meet our cash requirements.

We expect to receive reimbursement for our services from commercial payors and from Medicare administrative contractors with jurisdiction in the states where we provide cardiac monitors and services.

Over the past few years reimbursement rates from many third party payors have declined, in some cases significantly. There can be no assurance that this trend will not continue or apply to more third party payors. In addition, there is no assurance that third party payors' reimbursement will continue to cover cardiac monitoring services at all, or the cost of the BreastCare DTS™ product or, if covered, will reimburse them at commercially viable rates. In addition, private third party payors may not reimburse any services offered by us or reimburse our services at commercially viable rates. In this regard we will seek confirmations from third party payors and insurers that they will provide coverage for, and payment for our cardiac event monitoring services and to the cost of the BreastCare DTS™ product. We also will file applications with Medicare so that Medicare coverage will apply to our service. There can be no assurance that our efforts will be successful. The failure to receive reimbursement at adequate levels may adversely affect our revenues and our expected growth and our business, financial condition and results of operations.

In addition, we expect that our prescribing physicians will receive reimbursement for professional interpretation of the information provided by our products and services from commercial payors or Medicare. The efficacy, safety, performance and cost-effectiveness of our products and services, on a standalone basis and relative to competing services, will determine the availability and level of reimbursement we and our prescribing physicians receive. Our ability to successfully contract with payors is critical to our business because physicians and their patients will select cardiac monitoring solutions other than ours in the event that payors refuse to adequately reimburse our technical fees and physicians' professional fees and the absence of reimbursement would likely negatively affect sales of BreastCare DTS™ product.

We may experience difficulty in obtaining reimbursement for our services from commercial payors that consider our technology to be experimental and investigational, which would adversely affect our revenue and operating results.

Table of Contents	16

Many commercial payors refuse to enter into contracts to reimburse the fees associated with medical devices, other products or services that such payors determine to be "experimental and investigational." Commercial payors typically label medical devices or services as "experimental and investigational" until such devices or services have demonstrated product superiority evidenced by a randomized clinical trial. As a result, these commercial payors may refuse to reimburse the technical and professional fees associated with our products and services. If commercial payors or Medicare decides not to reimburse our services or the related services provided by physicians, or the cost of the BreastCare DTS™ product or the rates of such reimbursement change, or if we fail to properly administer claims, our revenue could be insufficient to meet our cash requirements.

Reimbursement by Medicare is highly regulated and subject to change; our failure to comply with applicable regulations, could decrease the revenue we would otherwise generate and may subject us to penalties or have an adverse impact on our business.

CMS which imposes extensive and detailed requirements on medical services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our cardiac monitoring solutions. Our failure to comply with applicable Medicare rules could result in our failure to qualify under the Medicare payment program, our being required to return any funds previously paid to us, civil monetary penalties, criminal penalties and/or exclusion from the Medicare program.

The operation of our call centers and monitoring facilities will be subject to rules and regulations governing IDTF and state licensure requirements; failure to comply with these rules could prevent us from receiving reimbursement from Medicare and some commercial payors.

We expect to have call centers and monitoring facilities in various states that analyze the data obtained from our cardiac monitors and report the results to physicians. In order for us to receive reimbursement from Medicare and some commercial payors, we must have a call center certified as an IDTF. An IDTF is defined by CMS as an entity independent of a hospital or physician’s office in which diagnostic tests are performed by licensed or certified non-physician personnel under appropriate physician supervision. Medicare has set certain performance standards that every IDTF must meet in order to obtain or maintain its billing privileges. Certification as an IDTF requires that we follow strict regulations governing how the center operates, such as requirements regarding the experience and certifications of the technicians who review data transmitted from our monitors. These rules and regulations vary from location to location and are subject to change. If they change, we may have to change the operating procedures that we previously developed at our call centers, which could increase our costs significantly. If we fail to obtain and maintain IDTF certification, our services may not be reimbursed by Medicare and some commercial payors, which could have a material adverse impact on our business.

Our inability to secure suppliers to manufacture our monitoring devices and the BreastCare DTS™ product on a timely basis, would likely harm our ability to ship products to our customers, decrease our revenues and increase our costs.

We will need to develop relationships with one or more qualified independent contractors to manufacture our cardiac monitors and the BreastCare DTS™ product at reasonable costs. If we are unable to do so, we will not be able to initiate our business. We expect to work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability; we cannot guarantee that our supplies will be uninterrupted. In addition, due to the stringent regulations and requirements of the FDA regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could result in significant delays or cancellations of shipments of our products which would adversely affect our business.

Interruptions or delays in telecommunications systems or in network or related services could impair the delivery of our services and harm our business.

Table of Contents	17

The success of our services and devices is dependent upon our ability to store, retrieve, process and manage data and to develop, maintain and upgrade data processing and communication capabilities. We expect to develop disaster recovery and business continuity plans which provide for redundant servers and call centers, hourly back-up and storage of our data. As we commence and expand our commercial activities, an increased burden will be placed upon the telecommunications and data processing systems that we develop and the equipment upon which they rely. Interruptions of telephone service for any extended length of time, loss of stored data or other computer problems could have a material adverse effect on our business, financial condition and results of operations. Any interruption in the availability of the network connections may adversely affect our business. Frequent or persistent interruptions in our services could cause permanent harm to our reputation and could cause potential users of our services to believe that our systems are unreliable, leading them to use our competitors. Such interruptions could result in liability, claims and litigation against us for damages or injuries resulting from the disruption in service.

Moreover, the communications and information technology industries are subject to rapid and significant changes, and our ability to operate and compete is dependent in significant part on our ability to develop, update and enhance the communication technologies used in our cardiac monitoring systems and services.

If our competitors are able to develop or market monitoring solutions that are more effective, or gain greater acceptance in the marketplace than the solutions that we develop, our commercial opportunities will be reduced or eliminated.

The market for cardiac monitoring solutions is evolving rapidly and becoming increasingly competitive. Our industry is highly fragmented and characterized by a small number of large providers and a large number of smaller regional service providers. These third parties will compete with us in marketing to payors and prescribing physicians, recruiting and retaining qualified personnel, acquiring technology and developing solutions complementary to our programs. In addition, these companies have substantially greater resources than we do. If our competitors are better able to develop and patent cardiac monitoring solutions than us, or develop more effective or less expensive cardiac monitoring solutions that render the solutions that we develop obsolete or non-competitive, or deploy larger or more effective marketing and sales resources than we are able to develop, our business will be harmed and our commercial opportunities will be reduced or eliminated.

The use of mammography systems for the detection of breast disease is well-established in many jurisdictions and we may not be able to successfully launch our BreastCare DTS™ product since there is no similar product in the marketplace to which we could compare our product.

The use of mammography systems for the detention of breast disease is well-established in most developing nations and it may prove difficult to initiate our activities for these products in these markets. While we believe that the BreastCare DTS™ product will be attractive in developing nations, we may be unable to successfully educate target audiences of the benefits of this product.

We operate in an intensely competitive industry, and our failure to respond quickly to technological developments and incorporate new features into our products could harm our ability to compete.

We operate in an intensely competitive industry that experiences rapid technological developments, changes in industry standards, changes in patient requirements, and frequent new product introductions and improvements. If we are unable to respond quickly and successfully to these developments, the products or technologies that we develop may become uncompetitive or obsolete. To compete successfully, we must maintain a successful research and development effort, develop new products, and improve our products at the same pace or ahead of our competitors. We expect our research and development efforts will initially be conducted by Contex. If our research and development efforts are unsuccessful, our future results of operations will be materially harmed.

Enforcement of federal and state laws regarding privacy and security of patient information may adversely affect our business, financial condition or operations.

Table of Contents	18

The use and disclosure of certain health care information by health care providers and their business associates have come under increasing public scrutiny. Recent federal standards under the Health Insurance Portability and Accountability Act of 1996, or “HIPAA”, establish rules concerning how individually-identifiable health information may be used, disclosed and protected. Historically, state law has governed confidentiality issues, and HIPAA preserves these laws to the extent they are more protective of a patient's privacy or provide the patient with more access to his or her health information. As a result of the implementation of the HIPAA regulations, many states are considering revisions to their existing laws and regulations that may or may not be more stringent or burdensome than the federal HIPAA provisions. We must operate our business in a manner that complies with all applicable laws, both federal and state, and that does not jeopardize the ability of the physicians who prescribe our services and products to comply with all applicable laws. These laws and regulations present risks for health care providers and their business associates that provide services to patients in multiple states in the United States.

We may be subject, directly or indirectly, to federal and state health care fraud and abuse laws and regulations and if we are unable to fully comply with such laws, we could face substantial penalties.

Our operations may be directly or indirectly affected by various broad state and federal health care fraud and abuse laws, including the Federal Healthcare Programs' Anti-Kickback Statute and the Stark law. If our future operations are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. If enforcement action were to occur, our business and results of operations could be adversely affected.

We may be subject to federal and state false claims laws which impose substantial penalties.

We expect that many of the physicians and patients who will use our services and products will file claims for reimbursement with government programs such as Medicare and Medicaid. As a result, we may be subject to the federal False Claims Act if we knowingly "cause" the filing of false claims. Violations may result in substantial civil penalties, including treble damages. The federal False Claims Act also contains "whistleblower" or "qui tam" provisions that allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the government. In recent years, the number of suits brought in the medical industry by private individuals has increased dramatically. Various states have enacted laws modeled after the federal False Claims Act, including "qui tam" provisions, and some of these laws apply to claims filed with commercial insurers. We are unable to predict whether we could be subject to actions under the federal False Claims Act, or the impact of such actions. However, the costs of defending claims under the False Claims Act, as well as sanctions imposed under the False Claims Act, could adversely affect our results of operations.

Changes in the health care industry or tort reform could reduce the number of cardiac monitoring solutions ordered by physicians, which could result in a decline in the demand for our cardiac monitoring solutions, pricing pressure and decreased revenue.

Changes in the health care industry directed at controlling health care costs or perceived over-utilization of cardiac monitoring solutions could reduce the volume of solutions ordered by physicians. If more health care cost controls are broadly instituted throughout the health care industry, the volume of cardiac monitoring solutions prescribed by physicians could decrease, resulting in pricing pressure and declining demand for our services, which could harm our operating results. In addition, it has been suggested that some physicians order cardiac monitoring solutions, even when the services may have limited clinical utility, primarily to establish a record for defense in the event of a claim of medical malpractice against the physician. Legal changes increasing the difficulty of initiating medical malpractice cases, known as tort reform, could reduce the amount of our services prescribed as physicians respond to reduced risks of litigation, which could harm our operating results.

Legislation and policy changes reforming the United States healthcare system may have a material adverse effect on our operating results and financial condition.

Table of Contents	19

On March 23, 2010, both the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. Together, the two measures make the most sweeping and fundamental changes to the United States health care system since the creation of Medicare and Medicaid. The Health Care Reform laws include a large number of health-related provisions, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges, requiring manufacturers to report payments or other transfers of value made to physicians and teaching hospitals, and modifying certain payment systems to encourage more cost-effective care.

In addition, various healthcare reform proposals have also emerged at the state level. We cannot predict the effect that newly enacted laws or any future legislation or regulation will have on us. However, the implementation of new legislation and regulation may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business.

If our suppliers fail to achieve or maintain regulatory approval of manufacturing facilities, our growth could be limited and our business could be harmed.

We expect to manufacture our cardiac monitors through third parties. In order to maintain compliance with FDA and other regulatory requirements, the manufacturing facilities where our monitors are manufactured must be periodically re-evaluated and qualified under a quality system to ensure they meet production and quality standards. Suppliers of components and products used to manufacture cardiac monitoring devices, and the manufacturers of the monitors must also comply with FDA regulatory requirements, which often require significant resources and subject our suppliers to potential regulatory inspections and stoppages. Similar rules may also apply to the manufactures of the BreastCare DTS™ product. If our suppliers do not maintain regulatory approval for our manufacturing operations, our business could be adversely affected.

We could be subject to medical liability or product liability claims, which may not be covered by insurance and which would adversely affect our business and results of operations.

The design, manufacture and marketing of services of the types we expect to provide entail an inherent risk of product liability claims. Any such claims against us may require us to incur significant defense costs, irrespective of whether such claims have merit. In addition, we expect to provide information to health care providers and payors upon which determinations affecting medical care are made, and claims may be made against us resulting from adverse medical consequences to patients resulting from the information we provide. In addition, we may become subject to liability in the event that the monitors and sensors we use fail to correctly record or transfer patient information or if we provide incorrect information to patients or health care providers using our services. If we incur one or more significant claims against us, or if we are required to undertake remedial actions in response to any such claims, such claims or actions would adversely affect our business and results of operations.

We expect to secure our liability insurance which will be subject to deductibles and coverage limitations. However, insurance may not be available to us on acceptable terms, if at all, and, if available, the coverage may not be adequate to protect us against any future claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against any claims against us, we will be exposed to significant liabilities, which may adversely affect our business and results of operations.

If we do not obtain and maintain adequate protection for our intellectual property, the value of our technology and devices may be adversely affected.

Our business and competitive positions are dependent in part upon our ability to protect our proprietary technology. To protect our proprietary rights, we expect to rely on a combination of trademark, copyright, patent, trade secret and other intellectual property laws, employment, confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements and protective contractual provisions with other third parties. We will attempt to protect our intellectual property position by filing trademark applications and U.S., foreign and international patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business.

Table of Contents	20

We do not believe that any single patent, trademark or other intellectual property right of ours, or combination of our intellectual property rights, is likely to prevent others from competing with us using a similar business model. There are many issued patents and patent applications held by others in our industry. Our competitors may independently develop technologies that are substantially similar or superior to our technologies, or design around our patents or other intellectual property to avoid infringement. In addition, we may not apply for a patent relating to products or processes that are patentable, we may fail to receive any patent for which we apply or have applied, and any patent owned by us or issued to us could be circumvented, challenged, invalidated, or held to be unenforceable, or rights granted thereunder may not adequately protect our technology or provide a competitive advantage to us. If a third-party challenges the validity of any patents or proprietary rights of ours, we may become involved in intellectual property disputes and litigation that would be costly and time-consuming.

Although third parties may infringe on our patents and other intellectual property rights, we may not be aware of any such infringement, or we may be aware of potential infringement but elect not to seek to prevent such infringement or pursue any claim of infringement, and the third party may continue its potentially infringing activities. Any decision whether or not to take further action in response to potential infringement of our patent or other intellectual property rights may be based on a variety of factors, such as the potential costs and benefits of taking such action, and business and legal issues and circumstances. Litigation of claims of infringement of a patent or other intellectual property rights may be costly and time-consuming, may divert the attention of our personnel, and may not be successful or result in any significant recovery of compensation for any infringement or enjoining of any infringing activity. Litigation or licensing discussions may also involve or lead to counterclaims that could be brought by a potential infringer to challenge the validity or enforceability of our patents and other intellectual property.

To protect our trade secrets and other proprietary information, we intend to require our employees, consultants, contractors and outside collaborators to enter into written nondisclosure agreements. These agreements, however, may not provide adequate protection to prevent any unauthorized use, misappropriation or disclosure of our trade secrets, know-how or other proprietary information. These agreements may be breached, and we may not become aware of, or have adequate remedies in the event of, any such breach. Also, others may independently develop the same or substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

Our ability to use our cardiac monitoring devices and distribute the BreastCare DTS™ product may be impaired by the intellectual property rights of third parties.

Our success is dependent in part upon our ability to avoid infringing the patents or proprietary rights of others. Our industry is characterized by a large number of patents, patent filings and frequent litigation based on allegations of patent infringement. Competitors may have filed applications for, or have been issued, patents, and may obtain additional patents and proprietary rights related to devices, products, services or processes that we compete with. We may not be aware of all of the patents or patent applications potentially adverse to our interests that may have been filed or issued to others.

U.S. patent applications may be kept confidential while pending in the U.S. Patent and Trademark Office. If other companies have or obtain patents relating to our monitors or services, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. We may not be able to obtain any such licenses on acceptable terms, or at all. Any failure to obtain such licenses could impair or foreclose our ability to make, use, market or sell our products and services.

Based on the litigious nature of our industry and the electronics field in general and the fact that we may pose a competitive threat to some companies who own or control various patents, it is possible that one or more third parties may assert a patent infringement claim seeking damages and to enjoin the manufacture, use, sale and marketing of our monitors and services and the BreastCare DTS™ product. If a third-party asserts that we have infringed on its patent or proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly and time-consuming and could impair or foreclose our ability to make, use, market or sell our products and services. Additionally, we may receive notices from other third parties suggesting or asserting that we are infringing their patents and inviting us to license such patents. We do not believe that we will infringe on any other party's patents or that a license to any such patents is necessary.

Table of Contents	21

If we are found to infringe on the patent or intellectual property rights of others, we may be required to pay damages, stop the infringing activity or obtain licenses or rights to the patents or other intellectual property in order to use, manufacture, market or sell our products and services. Any required license may not be available to us on acceptable terms or at all. If we succeed in obtaining such licenses, payments under such licenses would reduce any earnings from our products. In addition, licenses may be non-exclusive and, accordingly, our competitors may have access to the same technology as that which may be licensed to us. If we fail to obtain a required license or are unable to alter the design of our monitors, or other products, to make a license unnecessary, we may be unable to manufacture, use, market or sell our monitors and services, or other products, which could significantly affect our ability to initiate, sustain or grow our commercial business.

If we fail to obtain and maintain necessary FDA clearances, our business will be adversely affected.

The monitors, sensors and bases that we will manufacture and use in our business are classified as medical devices and are subject to extensive regulation by the FDA. We expect to apply for required FDA clearances, but there can be no assurance that our applications will be approved. If we do not secure required FDA clearances we will not be able to initiate our cardiac monitoring business. Further, we will be required to establish registration with the FDA as a distributor of medical devices. FDA regulations govern manufacturing, labeling, promotion, distribution, importing, exporting, shipping and sale of monitoring devices. Our monitor will require "510(k) clearance" status from the FDA. Modifications to our monitors or our algorithms that could significantly affect safety or effectiveness, or that could constitute a significant change in intended use, would require a new clearance from the FDA. If in the future we make changes to our devices or our algorithms, the FDA could determine that such modifications require new FDA clearance, and we may not be able to obtain such FDA clearances timely, or at all.

We will be subject to or affected by continuing regulation by the FDA, including quality regulations applicable to the manufacture of our cardiac monitors and various reporting regulations, as well as regulations that govern the promotion and advertising of medical devices. The FDA could find that we have failed to comply with one of these requirements, which could result in a wide variety of enforcement actions, ranging from a warning letter to one or more severe sanctions. These sanctions could include fines, injunctions and civil penalties; recall or seizure of our monitors; operating restrictions, partial suspension or total shutdown of production; refusal to grant 510(k) clearance of new components or algorithms; withdrawing 510(k) clearance already granted to one or more of our existing components or algorithms; and criminal prosecution. Any of these enforcement actions could be costly and significantly harm our business, financial condition and results of operations.

We may be subject to federal reporting requirements involving payments we make to physicians.

Section 6002 of the Patient Protection and Affordable Care Act requires certain medical devices manufacturers that produce devices covered by the Medicare and state Medicaid programs to report annually to the government certain payments to physicians and teaching hospitals. If we fail to appropriately track and report such payments to the government, we could be subject to civil fines and penalties, which could adversely affect the results of our operations.

Additional Risk Related to Our License of BreastCare DTS ™

We continue to conduct due diligence regarding BreastCare DTS™, the market for the product, the strength of the underlying patents, the status of required regulatory approvals and how the product can most efficiently be manufactured. There can be no assurance on the outcome of our due diligence with respect to these issues. In addition, we have entered into release agreements with several of Life Medical’s creditors. Other creditors of Life Medical may make claims against us as a result of our license of BreastCare DTS™. We cannot assure you of the outcome should such claims be made by Life Medical’s creditors.

Table of Contents	22

CERTAIN FACTORS RELATED TO OUR COMMON STOCK

The price of our common stock may be volatile, and a stockholder’s investment in our common stock could suffer a decline in value regardless of our operating performance.

A consistent active trading market has not existed for our common stock. There can be no assurance that our common stock will be actively traded in the future. If our common stock is actively traded, the market price for our common stock has been and is likely to be volatile, and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	changes in reimbursement rates or policies by payors;
•	adoption of our services by physicians;
•	changes in Medicare rules or regulations;
•	the development of increased competition for arrhythmia monitoring solutions;
•	price and volume fluctuations in the overall stock market;
•	changes in operating performance and stock market valuations of other early stage companies generally;
•	changes in the competitive landscape of the market for our products and services, including technological innovations by our competitors and new entrants to the market;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•	changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;
•	ratings downgrades by any securities analysts who follow our common stock;
•	the public's response to press releases or other public announcements by us or third parties, including our filings with the SEC, regulatory matters relating to governmental entities including Medicare, the FDA, and the U.S. Department of Justice, and announcements relating to payor reimbursement decisions, product development, litigation and intellectual property impacting us or our business;
•	market conditions or trends in our industry or the economy as a whole;
•	the development and sustainability of an active trading market for our common stock;
•	future sales of our common stock by us or our officers, directors and significant stockholders;
•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and
•	changes in accounting principles.

Our common stock is listed on the OTCQB and has historically thinly traded, so you may be unable to sell at or near asking prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

The trading volume of our common stock has been and may continue to be limited and sporadic. As a result of such trading activity, the quoted price for our common stock on the OTCQB may not necessarily be a reliable indicator of its fair market value. A consistent established trading market for our common stock may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

Table of Contents	23

Currently our Common Stock is quoted in the OTCQB. The OTCQB is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our Common Stock, could depress the trading price of our Common Stock and could have a long-term adverse impact on our ability to raise capital in the future. In addition, the market and the trading volume we develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTCQB stocks and certain major brokerage firms restrict their brokers from recommending OTCQB stocks because they are considered speculative, volatile and thinly traded. The OTCQB market is an inter-dealer market much less regulated than the major exchanges and our Common Stock is subject to abuses, volatility and shorting.

Our common stock is subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is generally subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

If we fail to remain current on our reporting requirements, we could be removed from the OTCQB, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTCQB, such as the Company, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCQB. If we fail to remain current on our reporting requirements, we could be removed from the OTCQB. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

A large number of shares of common stock will be eligible for future sale and may depress our stock price.

Our shares that are eligible for future sale may have an adverse effect on the price of our stock. As of December 31, 2014, there were 89,910,321shares of our Common Stock outstanding, excluding 1,412,619 shares held by ECG. Also, we expect to issue shares of our common stock, or other securities or instruments convertible into our common stock in the future to raise funds to satisfy our working capital requirements. The average daily trading volume for our stock on the OTCQB historically has been very low. Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

Provisions in our Articles of Incorporation provide for indemnification of officers and directors, which could require us to direct funds away from our business.

Our Articles of Incorporation provide for the indemnification of our officers and directors. We advance costs incurred by an officer or director and to pay judgments, fines and expenses incurred by an officer or director, including reasonable attorneys’ fees, as a result of actions or proceedings in which our officers and directors are involved by reason of being or having been an officer or director of our company. Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the continued operation of our business, thereby affecting our ability to attain or maintain profitability.

Table of Contents	24

The requirements of being a public company may strain our resources and distract our management.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and in the future may be required to file a report by our independent registered public accountants addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadlines imposed by the Sarbanes-Oxley Act. If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight may be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will have the resources available to do so or that we will be able to do so in a timely fashion.

Our common stock is classified as a “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our common stock will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share, subject to certain exemptions. Under this definition our common stock is designated a "penny stock." As a "penny stock," our common stock is subject to Rule 15g-9 under the Exchange Act of 1934, or the "Penny Stock Rule." This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000, exclusive of his residence, or annual incomes exceeding $200,000, or $300,000 together with their spouses).

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Table of Contents	25

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of our stockholders to sell their shares and have the effect of reducing the level of trading activity. These additional sales practice and disclosure requirements could impede the sale of our common stock. Our common stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our stockholders will, in all likelihood, find it difficult to sell their common stock.

There can be no assurance that our Common Stock will qualify for exemption from the Penny Stock Rule. In any event, even if our Common Stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b) (6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of a penny stock if the SEC determines that such a restriction would be in the public interest.

We have no intention of paying dividends.

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain future earnings, if any, for growth of the business and, therefore, do not expect to pay any dividends in the foreseeable future.

The interests of our Controlling Stockholders, may conflict with the interests of our stockholders, and the concentration of voting power with our Controlling Stockholders will limit our other stockholders ability to influence corporate matters.

Our Common Stock has one vote per share on all matters to be voted on by stockholders. The Nick Bozza Family Trust, The John Bentivoglio Family Trust and The Sgro (2010) Family Trust (collectively, our “Controlling Stockholders”), have approximately 90% of the voting power of our capital stock. A Trustee of one of our Controlling Stockholders is our sole director and sole executive officer of the Company. Our Controlling Stockholders will have significant influence for the foreseeable future over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on our common stock. Collectively, they will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to them but not to other stockholders. This concentrated control will limit our stockholders ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of common stock could be adversely affected.

Our issuance of preferred stock could adversely affect the market value of our common stock, dilute the voting power of common stockholders and delay or prevent a change of control.

Our Articles of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock which shares are outstanding and currently owned by ECG and has a voting power of 20 votes per share. These shares of Preferred Stock constitute treasury shares and may be retired and restored to the status of authorized and unissued shares and be subsequently reissued without an amendment to the Company’s Articles of Incorporation. Therefore, our board of directors will have the authority to cause us to issue, without any further vote or action by the stockholders, up to 10,000,000 shares of preferred stock. The issuance of these shares of preferred stock, if it were to occur, could adversely affect the market price for our common stock by making an investment in the common stock less attractive.

Since the voting rights of the preferred stock may adversely affect the voting power of the holders of our common stock either by diluting the voting power of our common stock or by giving the holders of any such preferred stock the right to block an action even if the action were approved by the holders of our common stock, the issuance of shares of preferred stock may also have the effect of delaying, deferring or preventing a change in control of our company without further action by the stockholders, even where stockholders are offered a premium for their shares.

Table of Contents	26

Provisions in our charter documents and under Nevada law could discourage a takeover that stockholders may consider favorable.

Provisions in our Articles of Incorporation and by-laws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

Our board of directors has the right to determine the authorized number of directors, and the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to control the size of or fill vacancies on our board of directors.

Our board of directors has the right to issue 10,000,000 shares of our Preferred Stock, each share of which has the voting power of 20 shares of our Common Stock.

ITEM 2. Properties

We presently operate out of offices provided to us without charge by Contex at 2798 Thamesgate Dr., Mississauga, Ontario, Canada. We expect to lease corporate and operational facilities in the future on an as-needed basis.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any material legal or administrative proceedings. We may, however, from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

Table of Contents	27

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

Quotations for the Company's common stock (the “Common Stock”) appear on the OTCQB. Since the Company obtained the ticker symbol (OTCBB: SUIP) on November 20, 2007 and until the closing of the Transactions on June 9, 2014, transactions in the Common Stock can only be described as sporadic. On November 9, 2014, the Company changed its name from Sunrise Holdings Limited to Event Cardio Group Inc. and its ticker symbol to ECGI.

The following table sets forth for the respective periods indicated the high and low closing bid prices of the Company's common stock on the OTCQB. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended	High Bid	Low Bid

December 31, 2012	$.03	$.01
March 31, 2013	$.03	$.01
June 30, 2013	$.10	$.01
September 30, 2013	$.02	$.01
December 31, 2013	$.09	$.01
March 31, 2014	$.04	$.02
June 30, 2014	$.10	$.02
September 30, 2014	$.12	$.03
December 31, 2014	$.19	$.05

On December 31, 2014, the closing price for the Company's Common Stock was $.11 per share. There are no outstanding options or warrants to purchase shares of our Common Stock.

Security Holders

On the close of business on December 31, 2014, there were 89,910,321 shares of our common stock outstanding, excluding 1,412,619 shares of Common Stock owned by our wholly owned subsidiary, which were held of record by approximately 115 stockholders, not including persons or entities that hold the stock in nominee or "street" name through various brokerage firms.

DESCRIPTION OF SECURITIES

As of the close of business on January 6, 2015, our authorized capital stock consists of 190,000,000 shares of common stock, par value $.001 per share, of which there are 89,910,321 shares issued and outstanding and 10,000,000 shares of preferred stock, all of which are outstanding. 1,412,619 shares of our common stock and 10,000,000 shares of our preferred stock are held by ECG, our wholly owned subsidiary.

DIVIDEND POLICY

We have not declared or paid any cash dividends on our common stock and do not intend to declare or pay any cash dividends in the foreseeable future. The payment of dividends, if any, is within the discretion of our Board and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as our Board may consider.

Table of Contents	28

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In January, 2007, we adopted an equity compensation plan entitled the 2007 Stock Option, SAR and Stock Bonus Consultant Plan. 2,000,000 shares of common stock are available for issuance under the plan. No option or other securities are outstanding under the plan. We do not have any individual compensation arrangements with respect to our capital stock. The issuance of any of our common or preferred stock is within the discretion of our Board, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

RECENT SALES OF UNREGISTERED SECURITIES

In November 14, 2014, in exchange for all of the outstanding capital stock of ECG, we issued to ECG’s stockholders an aggregate of 79,500,000 shares of our common stock.

On November 9, 2014, we issued 700,000 shares of our common stock to an accredited investor for $100,000.

On January 6, 2015, we issued 2,827,548 shares of our common stock to certain creditors of Life Medical in satisfaction of our obligation to deliver to them shares of our common stock with a value of $376,064.05 as determined by the VWAP of our common stock for the five (5) consecutive trading days ending on the day before the 15th calendar day after consummation of the Share Exchange.

No securities have been issued for services. No services were performed by any purchaser as consideration for the shares issued.

The securities issued in the foregoing transactions were exempt from registration under Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder as transactions by an issuer not involving a public offering. The Company placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale. No general advertising or solicitation was used in selling the securities. No commissions or underwriting fees were paid to any placement agents in connection with the sale or issuances of the securities.

We did not repurchase any of the Company’s securities during the period covered by this report.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide information with respect to this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except as otherwise indicated below, the information presented in this Item 7 relates to the fiscal years ended September 30, 2013 and 2014, which dates are prior to the consummation of the Share Exchange which occurred on November 14, 2014. Such information is of limited relevance to our current fiscal condition and prospects. We refer you to our Current Report on Form 8-K/A filed with the SEC on November 26, 2014, and the financial statements filed as exhibits thereto, for financial information with respect to ECG and pro forma financial information with respect to the Company and ECG.

Forward-looking Information

This report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

Table of Contents	29

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

The following discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

Results of Operations

Comparison of the years ended September 30, 2014 and 2013

General and administrative expenses increased 211.8% to $32,967 during the year ended September 30, 2014 as compared to $10,573 for the comparable period in 2013. This increase was mainly due to an increase in professional fees.

For the year ended September 30, 2014 compared to the year ended September 30, 2013, we had a net loss of $34,254 compared to a net loss of $10,573, respectively. This 224% increase in net loss was primarily due to an increase in professional fees.

Liquidity and Capital Resources

Prior to Share Exchange.

At September 30, 2014, we had current assets of $72,974, working capital deficit of $22,662, and had $30,727 of net cash used by operations during the year ended September 30, 2014. At September 30, 2013, we had current assets of $2,242, working capital deficit of $32,594, and had $12,367 of net cash used by operations during the year ended September 30, 2013.

Management is currently looking for more capital to complete our corporate objectives. In addition, we may engage in joint activities with other companies. We cannot predict the extent to which its liquidity and capital resources will be diminished prior to the consummation of a business acquisition or whether its capital will be further depleted by its operating losses. As of September 30, 2014, we had some discussions concerning potential business cooperation or combination with other companies but no final agreement has been reached yet.

After consummation of Share Exchange.

ECG has been in the developmental stage since inception. Since inception, ECG’s efforts have been principally devoted to designing and developing a wireless cordless cardio monitor. From inception to August 31, 2014, the Company has sustained losses and has an accumulated deficit of $378,246. The Company has funded its activities to date primarily through contributions from its stockholders and loans from affiliates.

Table of Contents	30

In May 2014, ECG entered into a loan agreement (the “May Loan Agreement”) with an affiliated company, pursuant to which the lender agreed to lend the Company up to CAD $583,000. This loan bears interest at the rate of 12% per annum, compounded monthly, and matures on December 1, 2015. ECG’s shareholders guaranteed ECG’s obligations under the May Loan Agreement with recourse exclusively to the shares they owned of ECG. As a result of the Share Exchange, we have agreed to guaranty ECG’s obligations under the May Loan Agreement and pledge the shares of ECG that we acquired in the Shares Exchange to the lender as security for our guaranty. Our guaranty is secured by a lien on all of our assets. In addition, our Controlling Stockholders guaranteed ECG’s obligations under the May Loan Agreement with recourse exclusively to the shares of our common stock that they acquired in the Share Exchange. Under the terms of the May Loan Agreement, 50% of the net proceeds we realize from the sale of our capital stock or from borrowings must be used to repay the amounts owned under this Loan. As of August 31, 2014, CAD $418,000 (USD $384,978) is outstanding under the May Loan Agreement.

In connection with the License Agreement, in October 2014 we borrowed CAD $79,106 (the “October Loan”) from an Ontario corporation owned in equal thirds by John Bentivoglio, Nicholas Bozza and Frank Sgro (the “Lender”), all of whom are affiliates of the Company. This loan bears interest at the rate of 12% per annum, compounded monthly and matures on December 1, 2015. Our obligations under this Loan are secured by a lien on all of our assets as well as pledge of the stock we own in our wholly owned subsidiary which entered into the License Agreement.

As of September 15, 2014, we owed affiliates approximately $538,507.

We do not have substantial commitments for capital expenditures. However, we will require financing to complete the development of our cardiac monitor, to provide the working capital necessary to implement our business plan and to expand our business. If we fail to arrange for such financing in the future, we will not be able to complete the development of our cardiac monitor or execute our business plan until we can obtain adequate financing, which we may not be successful in accomplishing. We may not be able to obtain financing in sufficient amounts or on acceptable terms when needed, which will adversely affect our prospects. We will need to raise the financing necessary to meet our anticipated cash requirements for the foreseeable future.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with consolidated entities or other persons, also known as “special purpose entities”.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2 to the Financial Statements provided in Item 8 of this report. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions.

Subsequent Events

This report, for the most part, relates to periods ended on or before the last day of our last fiscal year (prior to our change in our fiscal year to August 31.) Subsequent to September 30, 2014, we consummated the Share Exchange, entered into the License Agreement with Life Medical, satisfied certain of Life Medical’s liabilities and engaged in numerous other activities.. For further information concerning our financial condition and future prospects we refer you to our Current Reports on Forms 8-K and Form 8-K/A which were filed after June 9, 2014, the date upon which we experienced a change in control.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold instruments that are sensitive to changes in interest rates, foreign currency exchange rates or commodity prices. Therefore, we believe that we are not materially exposed to market risks resulting from fluctuations from such rates or prices.

Table of Contents	31

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Event Cardio Group Inc.

Table of Contents	32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Event Cardio Group, Inc.

(formerly known as Sunrise Holdings Limited)

(A Development Stage Company)

We have audited the accompanying balance sheets of Event Cardio Group, Inc. (a development stage company) as of September 30, 2014 and 2013, and the related statements of expenses, changes in stockholders' equity (deficit), and cash flows for the years then ended. The financial statements for the period October 25, 2005 (inception) through September 30, 2006 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Event Cardio Group, Inc. and as of September 30, 2014 and 2013, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated net losses aggregating to $251,795 and has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

January 6, 2015

Table of Contents	F-1

EVENT CARDIO GROUP INC.
(f.k.a. SUNRISE HOLDINGS LIMITED)
(a Development Stage Company)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND 2013

	September 30,	September 30,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$72,974	$2,242
Notes receivable, net	—	—
Total Current Assets	72,974	2,242

TOTAL ASSETS	$72,974	$2,242

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,240	$—
Due to related party	93,396	—
Advances from company officers	—	34,836
Loans from shareholders	—
Total Current Liabilities	95,636	34,836

TOTAL LIABILITIES	95,636	34,836

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value; 10,000,000 shares authorized, 10,000,000 shares issued and outstanding at September 30, 2014 and September 30, 2013, respectively	10,000	10,000
Common Stock, $.001 par value; 190,000,000 shares authorized, 6,882,273 shares issued and outstanding at September 30, 2014 and September 30, 2013, respectively	6,882	6,882
Additional paid-in capital	212,251	168,065
Deficit accumulated during the development stage	(251,795)	(217,541)
TOTAL STOCKHOLDERS' DEFICIT	(22,662)	(32,594)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$72,974	$2,242

The accompanying notes are an integral part of these financial statements

Table of Contents	F-2

EVENT CARDIO GROUP INC.
(f.k.a. SUNRISE HOLDINGS LIMITED)
(a Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2014

			October 25, 2005
	Year Ended		(Inception) to
	September 30,		September 30,
	2014	2013	2014

EXPENSES:
Exploration costs	$—	$—	$37,956
General and administrative expenses	32,967	10,573	275,096
TOTAL OPERATING EXPENSES	32,967	10,573	313,052

NET OPERATING LOSS	$(32,967)	$(10,573)	$(313,052)

OTHER INCOME (EXPENSE)
Interest income	—	—	64,960
Gain on extinguishment of debt	—	—	5,669
Interest expense	(1,287)	—	(9,372)
TOTAL OTHER INCOME (EXPENSE)	(1,287)	—	61,257

NET INCOME (LOSS)	$(34,254)	$(10,573)	$(251,795)

INCOME (LOSS) PER SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	6,882,273	6,882,273

The accompanying notes are an integral part of these financial statements

Table of Contents	F-3

EVENT CARDIO GROUP INC.
(f.k.a. SUNRISE HOLDINGS LIMITED)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2014
			October 25, 2005
	Year Ended		(Inception) to
	September 30,		September 30,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,254)	$(10,573)	$(251,795)
Adjustment to reconcile change in net loss to net cash and cash equivalents used in operating activities:
Stock issued for services	—	—	68,031
Depreciation	—	—	3,795
Gain on extinguishment of debt	—	—	(5,669)
Imputed interest on shareholder advance	1,287	—	3,998
Increase (decrease) in interest receivable	—	—	(33,259)
Increase (decrease) in accounts payable and accrued expenses	2,240	(1,794)	7,909
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(30,727)	(12,367)	(206,990)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of assets	—	—	(1,795)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(1,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issuance for cash	—	—	3,000,000
Stock issued for services and expenses	—	—	45,464
Shares rescinded	—	—	(2,900,000)
Advances from related party	100,678	—	100,679
Repayment to related party	(7,282)	—	(7,282)
Advances from company officer	9,000	13,800	106,036
Repayment for advances from company	(937)	—	(63,137)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	101,459	13,800	281,759

Net (decrease) increase in cash and cash equivalents	70,732	1,433	72,974
Cash and cash equivalents, beginning of period	2,242	809	—
Cash and cash equivalents, end of period	$72,974	$2,242	$72,974

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

NON-CASH ACTIVITIES:
Reduction of note with share rescission	$—	$—	$500,000
Forgiveness of debt by related party	$42,899	$—	$42,899

The accompanying notes are an integral part of these financial statements

Table of Contents	F-4

EVENT CARDIO GROUP INC.
(f.k.a. SUNRISE HOLDINGS LIMITED)
(a Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY (DEFICIT)
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2014

							Accumulated
						Additional	(Deficit) During the	Total
	Preferred Stock		Common Stock		Subscription	Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	Stage	Equity

Inception - October 25, 2005	—	$—	—	$—	$—	$—	$—	$—

Issuance of stock to parent for expenses	—	—	100,000	100	—	45,364	—	45,464
Net loss for year	—	—	—	—	—	—	(45,464)	(45,464)

Balance - September 30, 2006	—	$—	100,000	$100	$—	$45,364	$(45,464)	—

Issuance of preferred stock	10,000,000	10,000	—	—	—	(10,000)	—	—
Cancellation of common stock	—	—	(100,000)	(100)	—	100	—	—
Issuance of common stock	—	—	5,785,090	5,785	—	(5,785)	—	—
Net loss for the year	—	—	—	—	—	—	(93,540)	(93,540)

Balance - September 30, 2007	10,000,000	$10,000	5,785,090	$5,785	$—	$29,679	$(139,004)	$(93,540)

Issuance of common stock for cash	—	—	75,000,000	75,000	—	2,925,000	—	3,000,000
Subscription receivable	—	—	—	—	(526,507)	—	—	(526,507)
Issuance of common stock for services	—	—	497,183	497	—	45,334	—	45,831
Imputed interest on shareholder advance	—	—	—	—	—	2,711	—	2,711
Net loss for the year	—	—	—	—	—	—	(7,073)	(7,073)

Table of Contents	F-5

EVENT CARDIO GROUP INC.
(f.k.a. SUNRISE HOLDINGS LIMITED)
(a Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY (DEFICIT) (continued)
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2014

							Accumulated
						Additional	(Deficit) During the	Total
	Preferred Stock		Common Stock		Subscription	Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	Stage	Equity

Balance - September 30, 2008	10,000,000	$10,000	81,282,273	$81,282	$(526,507)	$3,002,724	$(146,077)	$2,421,423

Cancellation of common stock	—	—	(75,000,000)	(75,000)	—	(2,856,259)	—	(2,931,259)
Subscription receivable	—	—	—	—	526,507	—	—	526,507
Net loss for the year	—	—	—	—	—	—	(3,538)	(3,538)

Balance - September 30, 2009	10,000,000	$10,000	6,282,273	$6,282	$—	$146,465	$(149,614)	$13,133

Cancellation of common stock	—	—	—	—	—	—	—	—
Subscription receivable	—	—	—	—	—	—	—	—
Net loss for the year	—	—	—	—	—	—	(12,669)	(12,669)

Balance - September 30, 2010	10,000,000	$10,000	6,282,273	$6,282	$—	$146,465	$(162,283)	$464

Cancellation of common stock	—	—	—	—	—	—	—	—
Subscription receivable	—	—	—	—	—	—	—	—
Issuance of common stock for services	—	—	600,000	600	—	21,600	—	22,200
Net loss for the year	—	—	—	—	—	—	(34,547)	(34,547)

Balance - September 30, 2011	10,000,000	$10,000	6,882,273	$6,882	$—	$168,065	$(196,830)	$(11,883)

Table of Contents	F-6

EVENT CARDIO GROUP INC.
(f.k.a. SUNRISE HOLDINGS LIMITED)
(a Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY (DEFICIT) (continued)
FROM OCTOBER 25, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2014

							Accumulated
						Additional	(Deficit) During the	Total
	Preferred Stock		Common Stock		Subscription	Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	Stage	Equity

Cancellation of common stock	—	—	—	—	—	—	—	—
Subscription receivable	—	—	—	—	—	—	—	—
Issuance of common stock for services	—	—	—	—	—	—	—	—
Net loss for the year	—	—	—	—	—	—	(10,138)	(10,138)

Balance - September 30, 2012	10,000,000	$10,000	6,882,273	$6,882	$—	$168,065	$(206,968)	$(22,021)

Cancellation of common stock	—	—	—	—	—	—	—	—
Subscription receivable	—	—	—	—	—	—	—	—
Issuance of common stock for services	—	—	—	—	—	—	—	—
Net loss for the year	—	—	—	—	—	—	(10,573)	(10,573)

Balance - September 30, 2013	10,000,000	$10,000	6,882,273	$6,882	$—	$168,065	$(217,541)	$(32,594)

Extinguishment of related debt	—	—	—	—	—	42,899	—	42,899
Imputed interest on shareholder advance	—	—	—	—	—	1,287	—	1,287
Net loss for the year	—	—	—	—	—	—	(34,254)	(34,254)

Balance - September 30, 2014	10,000,000	$10,000	6,882,273	$6,882	$—	$212,251	$(251,795)	$(22,662)

See the accompany summary of accounting policies and notes to the financial statements.

Table of Contents	F-7

EVENT CARDIO GROUP INC.

(f.k.a. SUNRISE HOLDINGS LIMITED)

(a Development Stage Company)

Notes to Financial Statements

Note 1 – Business Summary

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

Change in Control

On May 7, 2014, three shareholders of the Company, of which two are officers and members of the board of the directors of the Company, sold 10,000,000 preferred stock totaling 10,000,000 shares, and 1,401,619 shares common stock to John Bentivoglio for the purchase price of $180,000, resulting in a change in majority ownership of the Company.

On June 12, 2014, two officers resigned their positions as President, Chief Executive Officer and Treasurer, and as Vice President, Chief Financial Officer and Secretary of the Company. Simultaneously, John Bentivoglio has been named President and Chief Executive Officer.

On June 18, 2014, two members of the board of directors resigned their positions as a result of their sale of shares in the Company. Simultaneously, John Bentivoglio has been named a member of the board of directors.

Table of Contents	F-8

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2014 and 2013, there were no cash equivalents.

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

There was no current or deferred income tax expense or benefits for the year ending September 30, 2014 and the year ended September 30, 2013.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at September 30, 2014 and 2013, the Company had no potentially dilutive shares.

Table of Contents	F-9

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

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

Table of Contents	F-10

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the impact of adopting this guidance.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2014 and the Company will continue to assess the impact on its consolidated financial statements.

Note 3 - Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $251,795 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2014, all of which raise substantial doubt about the Company’s ability to continue as a going concern.

Note 4 - Due to Related Party

Loans from a related party was received during the year-ended September 30, 2014 totaling $100,678 of which $7,282 was repaid during the year-ended September 30, 2014. These loans are non-interest bearing and do not have a formal maturity date. Therefore, the Company recorded an imputed interest of $1,287. The balance due to related party as of September 30, 2014 is $93,396.

Note 5 - Related Party Transactions

For the year ended September 30, 2014, an officer of the Company advanced $9,000 to the Company to pay for the general and administrative expenses. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

On May 28, 2014, the officers of the Company forgave all outstanding debts in connection with their sale of their preferred and common stock in the Company. As a result, the Company has reclassified all officer advances as of September 30, 2014, totaling $42,899 to additional paid in capital.

Table of Contents	F-11

Note 6 - Income Taxes

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses from inception.

At September 30, 2014, the Company had U.S. net operating loss carry forwards of approximately $250,000 for federal income tax purposes.

Deferred tax assets and liabilities are comprised of the following as of September 30, 2014:

	September 30, 2014	September 30, 2013
Deferred income tax assets:
Tax effect of net operating loss carryforward	$85,502	$73,964
Valuation allowance	(85,502)	(73,964)
Net deferred tax asset	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2014, the Company had net operating loss carry forward of approximately $250,000 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income will begin expiring in 2028. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 7 - Subsequent Events

On October 24, 2014, through a wholly owned subsidiary, we entered into a license agreement (the “License Agreement”) with Life Medical Technologies, Inc. (“Life Medical”) under which we were granted the exclusive right to distribute Life Medical’s “BreastCare DTS™” in the United States and certain other territories. The BreastCare DTS™ product is a patented, non-invasive and FDA-cleared as an adjunct to mammography and other established procedures for the detection of breast disease, including breast cancer. We are required to pay Life Medical royalties of 5% on net sales, as defined in the License Agreement, and minimum annual royalties of $100,000 in 2015 and $200,000 each year thereafter.

On November 7, 2014, we changed our name from Sunrise Holdings Limited to Event Cardio Group Inc. and our trading symbol from “SUIP” to “ECGI”.

On November 14, 2014, we consummated the share exchange agreement (the “Exchange Agreement”) that we entered into on September 8, 2014, pursuant to which we acquired all of the issued and outstanding capital stock of 2340960 Ontario Inc. (“ECG”) from ECG’s stockholders, The Nick Bozza Family Trust, The John Bentivoglio Family Trust and The Sgro (2010) Family Trust. In exchange for all of the outstanding capital stock of ECG, we issued to ECG’s stockholders an aggregate of 79,500,000 shares of our Common Stock (the “Share Exchange”). As a result of the consummation of the Share Exchange, (i) ECG became our wholly owned subsidiary and (ii) the ECG’s former stockholders own an aggregate of 79,500,000 shares, constituting approximately 92.8% of the cumulative voting power, of our common stock. On consummation of the Share Exchange, we changed our fiscal year to August 31.

Table of Contents	F-12

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The disclosure provided in ITEM 401 of our Current Report on Form 8-K/A  filed with the SEC on November 26, 2014 is incorporated herein by reference.

ITEM  9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and acting chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”).   Based on that evaluation, our chief executive officer and acting chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports filed under the Exchange Act,is (1) recorded, processed, and summarized and reported with the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014 and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

-	A system of internal controls (including policies and procedures) has neither been designed nor implemented.
-	A formal, internal accounting system has not been implemented.
-	Segregation of duties in the handling of cash, cash receipts, and cash disbursements is not formalized.

Table of Contents	33

It is Management’s opinion that the above weaknesses exist due to the small size of operating staff and the phase of operations as of September 30, 2014 (e.g., no current sales activity).

In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Because of the material weaknesses described in the preceding paragraph, Management believes that, as of September 30, 2014, the Company’s internal control over financial reporting was not effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the year ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B. Other Information

Not Applicable.

Table of Contents	34

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We experienced a change in control on June 9, 2014, both at the stockholder and director levels as the result of the purchase of 1,412,619 shares of our common stock and 10,000,000 shares of preferred stock, approximately 97 percent of the cumulative voting power of our capital stock, which was issued and outstanding on that date, and the simultaneous reconstitution of our Board of Directors (collectively, the “Transactions”). On June 9, 2014, upon the closing of the Transactions, our board of directors, which then consisted of Xuguang Sun and Shaojun Sun, appointed John Bentivoglio as the sole member of our board of directors and the sole executive officer of the Company.

Xuguang Sun, who was our President, Chief Executive Officer, Treasurer and a director and Shaojun Sun , who was our Chief Financial Officer, Vice President and a director, thereupon resigned from their respective director and officer positions.

The biography of our sole Director and sole Executive Officer as follows:

Name	Age	Positions and Offices
John Bentivoglio	53	Chief Executive Officer and Director

Mr. John Bentivoglio, has served as our sole director and sole executive officer since June, 2014. For over 15 years, Mr. Bentivoglio has been a senior partner of Profit Consultants, Inc. an international consulting firm with offices in Houston, Texas, Montreal, Canada and London, UK. Mr. Bentivoglio has experience in mergers and acquisitions of publicly traded companies, and has served in general management roles with global restaurant chains and has experience in financial restructuring. Mr. Bentivoglio has an education in Business Administration.

The following individual is expected to be appointed to our board of directors.

Mr. Nicholas Bozza, CEO and founder of ECG, has been the President of Canadian Arrhythmia Institute Inc. (“CAII”) and has ten years’ experience in the cardiology therapeutic area. Mr. Bozza has gained expertise with respect to the cardiac diagnostics market through the development of CAII and his key relationships with payers, physicians and patients. Mr. Bozza holds a Bachelor of Arts with a major in Marketing and Economics and a Bachelor of Arts in Health Sciences.

INFORMATION CONCERNING THE BOARD OF DIRECTORS, BOARD COMMITTEES AND CORPORATE GOVERNANCE

BOARD COMPOSITION

Our Board of Directors (the “Board”) consists of one (1) director. We are not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of director be independent. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our director, John Bentivoglio would not be considered independent as he also serves as an executive officer of the Company. Our Board has no "independent directors" under the corporate governance rules and regulations of NASDAQ. Presently we are not required to comply with the director independence requirements of any national securities exchange.  Prior to having our securities listed on any national securities exchange, we would appoint directors that meet the independence requirements of the applicable exchange.

COMMITTEES OF THE BOARD

Since the Company's Common Stock is quoted on the OTCQB, the Board has no immediate plans or need to establish an audit committee with a financial expert or a compensation committee to determine guidelines for determining the compensation of its executive officers or directors. For similar reasons, the Company has not adopted a written policy for considering recommendations from stockholders for candidates to serve as directors or with respect to communications from stockholders.

Table of Contents	35

BOARD MEETINGS AND STOCKHOLDER COMMUNICATIONS

The Board conducted all of its business and approved all corporate action during the fiscal year ended September 30, 2014 by the unanimous written consent of its members, in the absence of formal board meetings.  We have not yet established a policy with respect to Board members’ attendance at the annual meetings.  A stockholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer at the address appearing on the first page of this Information Statement.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10 percent of a registered class of the Company’s equity securities, to file report of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership Securities).  Directors, executive officers and beneficial owners of more than 10 percent of the Company’s Common Stock are required by SEC regulations to provide the Company with copies of all Section 16(a) forms that they file.  Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that each current officer, director and beneficial owner of 10 percent or more of the Company’s securities filed a Form 3 with the SEC after the closing of the Share Exchange but failed to do after the closing of the Transaction.

CODE OF ETHICS

The Company has not adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer and any persons performing similar functions. The Company expects to adopt a code of ethics in the future.

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS

The following table shows for fiscal years ended September 30, 2013 and September 30, 2014, respectively, certain compensation awarded or paid to, or earned by, our prior Presidents and Chief Executive Officers (the "Named Executive Officers”). None of our current executive officers have received a salary or benefits since the consummation of the Transaction although we may compensate them for services in the future.

None of our executive officers earned more than $100,000 in salary and bonus for the 2014 or 2013 fiscal years. We did not grant options to acquire shares of our common stock to them during the period indicated.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	ALL OTHER COMPENSATION ($)	TOTAL ($)

Xuguang Sun	2014	—	—	—	—	—
President; Chief Executive Officer; Treasurer and Director	2013	—	—	—	—	—
John Bentivoglio	2014	—	—	—	—	—
Chief Financial Officer(1)	2013	—	—	—	—	—

(1)	Mr. Sun served as our President until the consummation of the Transaction on June 9, 2014 at which time Mr. John Bentivoglio became our sole executive officer and sole director.

Table of Contents	36

INCENTIVE PLANS

We previously adopted the 2007 Stock Option, SAR and Stock Bonus Consultant Plan. No options or other securities issued under the plan are outstanding.

PENSION BENEFITS

There were no pension benefit plans in effect in 2014 or 2013.

NONQUALIFIED DEFINED CONTRIBURTION AND OTHER NONQUALIFIED DEFERRED COMPENSATION PLANS

There were no nonqualified defined contributions or other nonqualified deferred compensation plans in effect in 2014 or 2013.

OPTION GRANTS IN LAST FISCAL YEAR

We did not grant to the Named Executive Officers options to purchase shares in fiscal 2014 or 2013.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

None of our officers held options to purchase shares of our common stock during fiscal 2014 or 2013.

EMPLOYMENT AGREEMENTS

We have not entered into an employment agreement with any employee of the Company.

DIRECTOR COMPENSATION

We have not compensated our Board members for their participation on the Board and do not have any standard or other arrangements for compensating them for such services.   We may issue shares of our common stock or options to acquire shares of our common stock to members of our Board in consideration for their services as members of our Board.  We do expect to reimburse Directors for expenses incurred in connection with their attendance at meetings of the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of the Company’s common stock and preferred stock by the following persons as of January 6, 2015:

·	each of the Company’s executive officers;
·	each of the Company’s directors;
·	all of the Company’s directors and executive officers as a group; and
·	each beneficial owner of more than 5 percent of any class of our voting securities.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of the Company’s common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of January 6, 2015 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Table of Contents	37

Applicable percentage voting power is based on 89,910,321 shares of common stock outstanding, from which we have subtracted and therefore not taken into account 1,412,619 of such shares of common stock and 10,000,000 shares of preferred stock which are owned by the Company’s wholly owned subsidiary, 2340960 Ontario Inc.

Shares Beneficially Owned

After Consummation of the Share Exchange

	Common Stock
Name of Beneficial Owner	Shares	%

Officers and Directors
John Bentivoglio (1)(3)	29,812,500	33.7%
All directors and Executive Officers as a group	29,812,500	33.7%
The Nick Bozza Family Trust (2)	29,812,500	33.7%
Nick Bozza, Trustee (1)(3)	29,812,500	33.7%
Louise Bozza, Trustee (1)(3)	29,812,500	33.7%
Lily Gascoigne, Trustee (1)(3)	29,812,500	33.7%
The John Bentivoglio Family Trust (2)	29,812,500	33.7%
John Bentivoglio, Trustee (1)(3)	29,812,500	33.7%
Michael Bentivoglio, Trustee (1)(3)	29,812,500	33.7%
Christina Cecchini, Trustee (1)(3)	29,812,500	33.7%
The Sgro (2010) Family Trust (2)	19,875,000	22.5%
Frank Sgro, Trustee (1)(3)(4)	19,875,000	22.5%
Diane Sgro, Trustee (1)(3)	19,875,000	22.5%
Gino Alberelli, Trustee (1)(3)	19,875,000	22.5%

_____________

(1)	Represents shares beneficially owned by a family trust of which the listed beneficial owner is a co-trustee and as a result could be deemed to have shared voting and dispositive power and be the beneficial owner of the shares owned by the family trust.

(2)	Represents shares beneficially owned by the listed beneficial owner. The shares owned by the listed trust is held of record by John Bentivoglio, Nick Bozza or Frank Sgro, as a nominee for the trust of which he is a trustee.

(3)	Each individual included in the table disclaims beneficial ownership of shares beneficially owned by the family trust of which he/she is a co-trustee.

(4)	Does not include 59,625,500 shares pledged to an entity controlled by Mr. Sgro as security for guarantees by the pledgees of loans made by such entity to the Company. The loan is not in default and lender does not currently have voting, dividend or any similar rights with respect to the shares subject to the pledge.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As of September 30, 2013, the Company owned Mr. Shaojun Sun and Mr. Xuguang Sun an aggregate of $34,836 which amount was increased by $6,000 to $40,836 during the six-month ended March 31, 2014. On consummation of the Transaction, Messrs. Sun released the Company from liability with respect to these loans.

On June 5, 2014, Nick Bozza and John Bentivoglio assigned any and all rights they might have had in the design of our cardiac monitor to us and we granted an exclusive license to promote, advertise, manufacture, distribute and sell our cardiac monitoring device in Canada, excluding the Province of Ontario, to a company beneficially owned by The John Bentivoglio Family Trust and the Nick Bozza Family Trust which collectively own 67.4% of our common stock. Such rights with respect to Ontario were licensed to The Nick Bozza Family Trust. For additional information with respect to this license agreement, See the discussion under the caption “Licenses to Affiliates” in the Business Section of This Report.

Table of Contents	38

ECG has purchased in the past, and will continue to purchase in the future, services with respect to the development of its cardiac monitors from Contex, a corporation partially owned (40% of the voting stock and 34% of all capital stock) by an entity owned by The Nick Bozza Family Trust, The John Bentivoglio Family Trust and The Sgro (2010) Family Trust which collectively own over 92% of our common stock (our “Controlling Stockholders”). In addition, our sole director and sole executive officer, Mr. John Bentivoglio, is a trustee of The John Bentivoglio Family Trust, the beneficiaries of which are members of his family. In this connection ECG paid Contex $41,756 during the 12-month period ended August 31, 2014. While the Company believes that it is currently purchasing services from Contex on comparable or better terms than those available from other sources for the same or equivalent services, there can be no assurance that the Company will, in the future, be able to do so. The existence of this relationship can create conflicts of interests between the significant stockholders of the Company and the Company and between our executive officer and the Company, given that our executive officer will be negotiating contracts and overseeing the delivery of services by Contex, an entity in which his affiliate has an interest.

In connection with the entry into the License Agreement, the Company borrowed CAD $79,106 (the “Loan”) from an Ontario corporation owned in equal thirds by John Bentivoglio, Nicholas Bozza and Frank Sgro, who are trustees of The John Bentivoglio Family Trust, The Nick Bozza Family Trust and The Sgro (2010) Family Trust, respectively (the “Lender”). The Loan is to be repaid on December 1, 2015, together with interest at the rate of 12 % per annum, compounded monthly. Our obligations under this Loan are secured by a lien on all of our assets as well as pledge of the stock we own in our wholly owned subsidiary which entered into the License Agreement. As additional consideration for the making of the Loan, the Company agreed, through its subsidiary, to enter into a sublicense agreement with the Lender whereby the Lender will be granted the exclusive rights to distribute the BreastCare DTS ™ product in Canada with royalty’s payable at the rate of 5.5% of net sales, as to be defined in the sublicense agreement.

During the fiscal year ended August 31, 2014, the Company borrowed $418,000 Canadian ($384,978 USD) from a company owned by Frank Sgro, a trustee of The Sgro (2010) Family Trust, which loan is payable on December 1, 2015, together with interest at a rate of 12% per annum, compounded monthly and matures on December 1, 2015. ECG’s shareholders (who are now our Controlling Stockholders) guaranteed ECG’s obligations under the May Loan Agreement with recourse exclusively to the shares they owned of ECG. As a result of the Share Exchange, we have agreed to guaranty ECG’s obligations under the May Loan Agreement and pledge the shares of ECG that we acquired in the Shares Exchange to the lender as security for our guaranty. Our guaranty is secured by a lien on all of our assets. In addition, our Controlling Stockholders guaranteed ECG’s obligations under the May Loan Agreement with recourse exclusively to the shares of our common stock that they acquired in the Share Exchange.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

TRANSFER AGENT AND WARRANT AGENT

The transfer agent for our securities and warrant agent for our warrants is Pacific Stock Transfer Company, 4045 S. Spencer Street, Suite 403, Las Vegas, NV 89119; telephone number 702.361.3033.

Table of Contents	39

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by M&K CPAS, PLLC for professional services rendered for the fiscal years ended September 30, 2013 and 2014:

	Fiscal year ended September 30,
	2013	2014

Audit Fees	$10,000	$17,560
Audit Related Fees
Tax Fees	—	—
All Other Fees	—	—

Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under "Audit Fees".  Also includes audit work performed related to the Company’s theater acquisition activity.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees. Consists of fees for product and services other than the services reported above.

Approval of Services

The Company’s Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee also may pre-approve particular services on a case-by-case basis.

Table of Contents	40

PART IV

ITEM 15   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Financial statements for our company are listed in the index under Item 8 of this report.

(b) Exhibits	Description

**2.1	Form of Share Exchange Agreement made and entered into as of the 8th day of September, 2014 by and between (i) Sunrise Holdings Limited, a Nevada corporation and (ii) Nick Bozza, as nominee for Nick Bozza, Louise Bozza and Lilly Gascoigne as Trustees for the Nick Bozza Family Trust, (iii) John Bentivoglio, as nominee for Gianfranco Bentivoglio, Michael Bentivoglio and Christina Cecchini as Trustees for the John Bentivoglio Family Trust, (iv) Taunton Ravenscroft Inc. as nominee for Frank Sgro, Diane Sgro and Gino Alberelli as Trustees for the Sgro (2010) Family Trust, (v)The Nick Bozza Family Trust, (vi) The John Bentivoglio Family Trust and (vii) The Sgro (2010) Family Trust.

***3.1	Articles of Incorporation filed on October 25, 2005 in the State of Nevada

***3.2	Certificate of Amendment to Articles of Incorporation filed on October 4, 2006

****3.3	Certificate of Amendment to the Company’s Articles of Incorporation filed on November 6, 2014 and effective on November 7, 2014.

***3.4	Bylaws filed on Form 10-SB filed with the Securities and Exchange Commission on March 22, 2007.

*****10.1	Securities Purchase Agreement, dated as of May 14, 2014, by and among John Bentivoglio and each of Sunrise Lighting Holdings Limited, Shaojun Sun and Xuguang Sun.

***10.2	2007 Stock Option, SAR and Stock Bonus Consultant Plan dated January 15, 2007.

*10.3	Agreement dated as of May 22, 2014 between Contex International Technologies (Canada) Inc., 2340960 Ontario Inc., Richard Smith, Ricardo Alberto and Rodriguez Cornejo.

*10.4	Assignment Agreement dated as of June 5, 2014 between 2340960 Ontario Inc., Event Cardio Group Inc., Nicholas D. Bozza and John Bentivoglio.

*10.5	Loan Agreement dated as of May 20, 2014, by and between among, 2399371 Ontario Inc. , and Event Cardio Group, Inc., 2340960 Ontario Inc., Taunton Ravenscroft Inc., Gianfranco Bentivoglio and Nicholas Bozza.

*10.6	Promissory Note dated as of the 20th day of May, 2014 issued by 2340960 Ontario Inc., and related guaranties of Taunton Ravenscroft Inc., John Bentivoglio and Nicholas Bozza and 2399371 Ontario Inc.

*10.7	Share Pledge Agreement dated May 28, 2014 between Nicholas D. Bozza and Gianfranco Bentivoglio and Taunton Ravenscroft Inc. and 2399371 Ontario Inc.

*16.1	Letter from Accountants.

Table of Contents	41

Exhibits	Description

*21	List of subsidiaries

******31	Sec. 302 Certification of CEO/CFO

******32	Sec. 906 Certification of CEO/CFO

*99.1	Consolidated Financial Statements for 2340960 Ontario Inc. for the periods ended August 31, 2013 and August 31, 2014.

*99.2	Unaudited Proforma financial information.

*	Filed as an exhibit to the Company’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on November 26, 2014 and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 9, 2014 and incorporated herein by this reference.

***	Filed as an exhibit to the Company's report on Form 10-SB filed with the Securities and Exchange Commission on March 22, 2007 and incorporated herein by this reference.

****	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 10, 2014 and incorporated herein by this reference.

** ***	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2014 and incorporated herein by this reference.

******	Filed herewith.

Table of Contents	42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Event Cardio Group Inc.

Dated: January 6, 2015	By:	/s/ John Bentivoglio
	Name: Title:	John Bentivoglio Chief Executive Officer acting Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer) Director

Table of Contents	43