Form 10-Q
period 2014-11-30
Event Cardio Group Inc.
filed 2015-01-20
CIK 1394130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2014

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 0-52518

EVENT CARDIO GROUP INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20 - 8051714
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2798 Thamesgate Dr. Mississauga, Ontario, Canada	L4T 4E8
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: 289-407-4377

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

As of January 15, 2015, 88,497,702 shares of Common Stock, $0.001 par value, were outstanding excluding 1,412,619 shares owned by our subsidiary.

EVENT CARDIO GROUP INC.

CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVENT CARDIO GROUP INC.

CONSOLIDATED BALANCE SHEETS

AS OF NOVEMBER 30, 2014 AND AUGUST 31, 2014

(Unaudited)

	November 30, 2014	August 31, 2014

ASSETS:
Current Assets
Cash	$102,783	$86,617
Total Current Assets	102,783	86,617
Property and Equipment, net	2,460	2,960
Financing Costs, net	29,390	40,097
Intangible Asset	499,064	—
TOTAL ASSETS	$633,697	$129,674

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$123,115	$56,197
Payables pursuant to license agreement	436,564	—
Due to shareholders	81,664	74,423
Total Current Liabilities	641,343	130,620
Long-Term Debt - Related Parties	580,183	384,978
TOTAL LIABILITIES	1,221,526	515,598
Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 10,000,000 shares issued and outstanding	—	—
Common stock,190,000,000 shares authorized at $0.001 par value, 79,500,000 common shares issued and outstanding at August 31, 2014 and 87,082,773 at November 30, 2014	87,083	79,500
Additional paid in capital	99,300	—
Accumulated other comprehensive income (loss)	(11,157)	4,999
Accumulated deficit	(763,055)	(457,483)
Total Event Cardio Group Inc. stockholders' deficiency	(587,829)	(372,984)
Non-controlling interest	—	(12,940)
TOTAL STOCKHOLDERS' DEFICIENCY	(587,829)	(385,924)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$633,697	$129,674

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	1

EVENT CARDIO GROUP INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 and 2013

(Unaudited)

	2014	2013

Revenue	$—	$—
Operating Expenses
General and administrative	106,659	5,561
Research and development	159,500	—
Total Operating Expenses	266,159	5,561
Loss from Operations	(266,159)	(5,561)
Other Expense
Interest expense - related parties	19,590	—
Net Loss	(285,749)	(5,561)
Other Comprehensive Income
Foreign currency translation adjustment	(16,156)	—
Total Comprehensive Loss	$(301,905)	$(5,561)
Loss per Share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares - Basic and Diluted	80,871,696	79,500,000

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	2

EVENT CARDIO GROUP INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014

(Unaudited)

	Common Stock
	Common Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Deficiency

Balance, September 1, 2014	79,500,000	$79,500	$—	$4,999	$(457,483)	$(12,940)	$(385,924)
Effect of reverse merger	6,882,773	6,883	—	—	(19,823)	12,940	—
Issuance of shares	700,000	700	99,300	—	—	—	100,000
Net comprehensive loss	—	—	—	(16,156)	(285,749)	—	(301,905)
Balance, November 30, 2014	87,082,773	$87,083	$99,300	$(11,157)	$(763,055)	$—	$(587,829)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	3

 EVENT CARDIO GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 and 2013

(Unaudited)

	2014	2013

Cash Flows from Operating Activities
Net loss	$(285,749)	$(5,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	500	—
Amortization of financing costs	10,707	—
Changes in assets and liabilities:
Accounts payable	66,918	5,189
Net cash used in operating activities	(207,624)	(372)

Cash Flows from Investing Activities
Purchase of intangible asset (see below)	(62,500)	—
Net cash used in investing activities	(62,500)	—

Cash Flows from Financing Activities
Advances from shareholders	7,241	332
Proceeds from long-term debt - related parties	195,205	—
Proceeds from issuance of shares	100,000	—
Net cash provided by financing activities	302,446	332
Effect of exchange rate on cash	(16,156)	—
Increase (Decrease) in Cash	16,166	(40)
Cash, beginning of period	86,617	11,481
Cash, end of period	$102,783	$11,441

The Company purchased an intangible asset for an aggregate of $499,064 for consideration of $62,500 cash, the assumption of a $62,500 note payable and the balance to be satisfied by the issuance of shares of common stock of the Company, valued at $375,064 at November 30, 2014, based on the stock price on that date.

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	4

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2014 and August 31, 2014

1. OVERVIEW

Description of Business

Sunrise Holdings Limited was incorporated on October 26, 2005 under the laws of Nevada. It changed its name to Event Cardio Group Inc. (the "Company") on November 7, 2014. The Company is developing a cardiac monitoring solution based on a wireless and leadless advance cardiac monitor. Upon completion of the development the device will collect medical data and transmit it to physicians for diagnostic evaluation. The Company also has a license agreement to distribute a patented product in the use of breast disease detection.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements and does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

Going Concern

As shown in the accompanying financial statements, the Company has not generated any revenue since inception, has incurred losses, and has an accumulated deficit of $763,055 as of November 30, 2014. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiating with other business entities for potential acquisition and/or acquiring new clients to generate revenues. There is no assurance that the Company will ever be profitable. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of  November 30, 2014 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended November 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the form 8-K/A filed with the SEC on November 26, 2014.

These financial statements contain the accounts of the Company and the accounts of the Company's subsidiaries 2340960 Ontario Inc. and EFIL Sub of ECG Inc. as at November 30, 2014 and August 31, 2014 Any inter-company accounts and transactions are eliminated.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and are presented in United States Dollars.

Table of Contents	5

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2014 and August 31, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing these financial statements in conformity with GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting years. Actual results could differ from those estimates.

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had no assets or liabilities required to be recorded at fair value on a recurring basis as of November 30, 2014 or August 31, 2014.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of November 30, 2014 or August 31, 2014.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions.

Income Taxes

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, the Company has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

Table of Contents	6

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2014 and August 31, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company files income tax returns in Canada and the United States with varying statutes of limitations. The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of November 30, 2014.

Foreign Currency Translation

The Company's reporting and functional currency is the U.S. dollar. The Company's Canadian operation's functional currency is the Canadian dollar. The Company's U.S. subsidiary's functional currency is the U.S. dollar.

Transactions originating in Canadian dollars are translated to the functional currency of the US dollar as follows: using year end rates of exchange for financial assets and liabilities, average rates of exchange for the month of transaction for revenues and expenses and historical rates for property and equipment and equity.

The financial statements of the Company's Canadian operations are translated from the functional currency of the Canadian dollar into the reporting currency of the United States dollar in accordance with ASC 830, Foreign Currency Matters, using year end rates of exchange for assets and liabilities, average rates of exchange for the year for revenues and expenses and historical rates for equity.

Translation adjustments resulting from the process of translating the functional currency of Canadian dollar Canadian operation's financial statements into the reporting currency of U.S. dollar financial statements are included in determining comprehensive income. As of November 30, 2014 and August 31, 2014, the cumulative translation adjustment of $(11,157) and $4,999 respectively was classified as an item in accumulated other comprehensive income in the stockholders' deficit section of the balance sheet. For the period ended November 30, 2014 and November 30, 2013, the foreign currency translation adjustment to accumulated other comprehensive income was $(16,156) and $nil respectively.

Comprehensive Loss

Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Accounting Standards Codification (ASC) 200, Comprehensive Income, requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the year presented, the Company's comprehensive loss includes net loss and foreign currency translation adjustments and is presented in the statement of operations.

Property and Equipment

Property and equipment consists of computer equipment, and is stated at cost. Property and equipment is depreciated using the straight-line method over the estimated service life of three years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property equipment are recorded upon disposal.

Research and Development Expenses

All research and development costs are expensed as incurred.

Intangible Asset

License agreement is carried at cost, net of any impairment charges.

Table of Contents	7

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2014 and August 31, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. For the years ended November 30, 2014 and August 31, 2014 there was an impairment charge of $nil and $nil, respectively with respect to license agreement.

3. PROPERTY & EQUIPMENT

Property and equipment consist of the following as of November 30, 2014 and August 31, 2014

	November 30, 2014	August 31, 2014

Computer	$4,217	$4,439
Accumulated depreciation	1,757	1,479
	$2,460	$2,960

4. INTANGIBLE ASSET

On October 24, 2014, the Company entered into a License Agreement with Life Medical Technologies, Inc. with respect to Life Medical’s “BreastCare DTS™” product and certain other technologies. The License Agreement grants the Company the exclusive right to distribute the BreastCare DTS™ in the United States, Canada and certain countries in Asia, including China. The Agreement calls for royalties of 5% on net sales, as defined in the License Agreement, and requires minimum annual royalties of $100,000 in 2015 and $200,000 each year thereafter.

The product is currently under development and as such the costs associated with the license agreement are not yet being amortized.

5. PAYABLES PURSUANT TO LICENSE AGREEMENT

As part of entering into the License Agreement described in note 4, the Company entered into release agreements with certain creditors of Life Medical Technologies, Inc. which held judgments against Life Medical in the aggregate amount of approximately $501,000. Pursuant to the Release Agreements, the Company agreed to pay those Creditors an aggregate of approximately $501,000, of which $125,000 is to be paid in cash ($62,500 of which remains unpaid at November 30, 2014) and the balance of which is to be satisfied by the issuance of shares of common stock of the Company, valued at $375,064 at November 30, 2014, based on the stock price on that date.

Table of Contents	8

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2014 and August 31, 2014

6. DUE TO SHAREHOLDERS

The amounts due to shareholders are non-interest bearing, with no fixed terms of repayment, are payable on demand and are unsecured. As of November 30, 2014 and August 31, 2014, the amounts of due to shareholders are $81,664 and $74,423 respectively.

7. LONG-TERM DEBT - RELATED PARTIES

As at November 30, 2014, the Company has a promissory note outstanding to 2399371 Ontario Inc., a company owned by an affiliate, for $583,000 Canadian, bearing interest at 12% per annum, payable on December 1, 2015.

In connection with the entry into the License Agreement described in note 4, the Company borrowed CAD $79,106 ("the Loan") to be repaid on December 1, 2015, together with interest at the rate of 12% per annum from 9058583 Canada Inc. ("Lender") a corporation owned by the Company's majority shareholders. As additional consideration for the making of the Loan, the Company entered into a Sublicense agreement with the Lender whereby the Lender will be granted the exclusive rights to distribute the BreastCare DTS™ product in Canada with royalties payable at the rate of 5.5% of net sales, as to be defined in the Sublicense Agreement.

Included in general and administrative expenses for the three months ended November 30, 2014 is $19,590 and $nil for the three months ended November 30, 2013.

8. RELATED PARTY

The Company is related to Contex International Technologies (Canada) Inc. ("Contex") through the fact that the Company's shareholders also hold a 34% interest in 2419596 Ontario Inc, which owns Contex.

The Company has entered into a services agreement with Contex, whereby Contex will provide services related to the design and development of a wireless and leadless ECG cardiac monitor. The agreement runs for an initial term of one year to May 22, 2015 and will automatically renew for subsequent terms of one year unless notice of termination is given by either party in writing.

As at November 30, 2014 and November 30, 2013, $125,000 and $nil respectively, have been incurred related to this agreement and have been expensed in research and development expense.

See Note 7 regarding loan from related party.

9. BUSINESS COMBINATION

On September 8, 2014, the Company entered into a share exchange agreement with 2340960 Ontario Inc.'s shareholders whereby Sunrise acquired all of the issued and outstanding common shares of 2340960 Ontario Inc. in exchange for 79,500,000 common shares of the Company. Upon completion of this transaction, the shareholders of 2340960 Ontario Inc. now hold approximately 93.6% of voting control of the Company. This transaction, has been accounted for as a reverse merger with 2340960 Ontario Inc. being the acquirer and the Company being the acquiree. As part of this transaction, the Company has changed its fiscal year end from September 30th to August 31st.

10. SUBSEQUENT EVENTS

On January 6, 2015, the Company issued 2,827,548 shares of common stock as partial consideration for the payables pursuant to the licence agreement described in note 5.

Table of Contents	9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue” and other similar expressions are intended to identify forward-looking statements. We have based these forward looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC, particularly those contained in the Section entitled “Risk Factors” in our Form 10-K filed with the SEC on January 8, 2015. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Our fiscal year ends on August 31 each year.

OVERVIEW

Event Cardio Group Inc. and its subsidiaries (collectively, “ECGI”, “we”, “our” or the “Company”) were organized on October 26, 2005 and have had no operations since December, 2008, when we discontinued our previous business of mineral exploration. Most of our activities since January, 2009 have been centered on the acquisition of a new business.

On June 9, 2014 we experienced a change of control as a result of a transaction (the “Transaction”) in which 1,412,619 shares of our common stock, par value $0.001 and 10,000,000 shares of our preferred stock, par value $0.001, constituting approximately 97% of the cumulative voting power of our capital stock on that date, was acquired by Mr. John Bentivoglio, who is now our sole director and chief executive officer, as nominee for 2340960 Ontario Inc., a private company organized in Ontario, Canada, which is doing business as Event Cardio Group and we hereinafter refer to as “ECG”. The shares acquired of record by Mr. John Bentivoglio on June 9, 2014 are now owned beneficially and of record by ECG. On September 8, 2014, we entered into a share exchange agreement (the “Exchange Agreement”), which we consummated on November 14, 2014, pursuant to which we acquired all of the issued and outstanding capital stock of ECG from ECG’s stockholders, The Nick Bozza Family Trust, The John Bentivoglio Family Trust and The Sgro (2010) Family Trust. In exchange for all of the outstanding capital stock of ECG, we issued to ECG’s stockholders an aggregate of 79,500,000 shares of our Common Stock (the “Share Exchange”). As a result of the consummation of the Share Exchange, (i) ECG became our wholly owned subsidiary and (ii) the ECG’s former stockholders own an aggregate of 79,500,000 shares which constituted approximately 92.8% of the cumulative voting power of our common stock on the date the share exchange was consummated.

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

Table of Contents	10

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

GENERAL

The Exchange Agreement is accounted for a reverse merger, in which ECG is deemed to be the acquiring entity for accounting purposes. The discussion and analysis of our financial condition and results of operations is based upon the financial statements of ECG which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, the Company estimates on historical experience and on various other assumptions that, it believes to be reasonable under the circumstances, the results of which form the Company’s basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reference is made to the Notes to the financial statements of 2340960 Ontario Inc. (which we refer to in this Report as ECG) for the periods ended August 31, 2014 and August 31, 2013, which is filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 26, 2014 (the “Financial Statements”), which should be read in conjunction with this Management Discussion below. The numbers and percentages contained in this Section are approximate.

The Company cannot predict what future laws and regulations might be passed that could have a material effect on its results of operations. The Company assesses the impact of significant changes in laws and regulations on a regular basis and updates the assumptions and estimates used to prepare its financial statements when it deems necessary.

The Company’s primary sources of funding to date have been capital contributions by its stockholders and cash provided by borrowings from affiliates. The Company’s primary uses of funds have been for capital expenditures, general and administrative expenses and research and development expenditures.

BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of November 30, 2014 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended November 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the form 8-K/A filed with the SEC on November 26, 2014.

These financial statements contain the accounts of the Company and the accounts of the Company’s subsidiaries 2340960 Ontario Inc. and EFIL Sub of ECG Inc. as at November 30, 2014 and August 31, 2014. Any inter-company accounts and transactions are eliminated.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and are presented in United States Dollars.

Table of Contents	11

RESULTS OF OPERATIONS

We have been in the developmental stage since inception. Since inception, our efforts have been principally devoted to designing and developing a wireless cordless cardio monitor. From inception to November 30, 2014, the Company has sustained losses and has an accumulated deficit of $763,055.

Our loss from operations for the three months ended November 30, 2014 was $ 266,159 compared to a loss of $5,561 for the three months ended November 30, 2013. General and administrative expenses were $106,659 for the three-months ended November 30, 2014, compared to $5,561 for the three-months ended November 30, 2013, an increase of $101,098. This increase in general is predominately due to expenses related to the start-up of our business and expenses related to our expenses as a public company.

Also, we incurred research and development expenses of $159,500 during the period ended November 30, 2014 as compared to $0 during the comparable period in 2013, related to the development of our cardiac monitoring device.

Total comprehensive loss for the period ended November 30, 2014 was $301,905 as compared to $5,561 for the period ended November 30, 2013, an increase of $296,344, $260,598 of which resulted from the general and administrative and research development expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

Period ended November 30, 2014 and August 31, 2014

As of November 30, 2014, our total assets were $633,697, total liabilities were $1,221,526 and stockholders’ deficit was $587,829 compared to $129,674, $515,598 and $385,924, respectively for the period ending August 31, 2014. Current assets at November 30, 2014 were $102,783 consisting of cash compared to $86,617 consisting of cash for the period ending August 31, 2014. Included in total assets as of November 30, 2014 are property, and equipment, net of depreciation of $2,460 net financing costs of $29,390, and an intangible asset of $499,064 compared to $2,960 of property net of depreciation and $40,097 of net financing costs, for the period ending August 31, 2014.

As of November 30, 2014, our total current liabilities were $641,343, consisting of stockholder loans in the amount $81,664 and accounts payable of $123,115 compared to current liabilities of $130,620, consisting of stockholder loans $74,423 and accounts payable of $56,197 for the period ending August 31, 2014. In addition, included in current asset on November 30, 2014 was $436,564 in payables we owed pursuant to our License Agreement with Life Medical, which license did not exist in the corresponding period in 2013. Our total liability for the period ended November 30, 2014 included long-term debts to related parties of $580,183 as compared to $384,978 long-term debts owed to related parties for the period ended November 30, 2014. The significant increase in our total liabilities in November 2014 compared to August 2014 resulted from the increase in our accounts payable, the long-term borrowing from related parties and payables owed pursuant to our License Agreement.

The net cash used in our operating activities in the three-month period ended November 30, 2014 was $(207,624), an increase of $207,252 from that used in the three-month period ended November 30, 2013 ($372), which net increase was affected by the increase in our net operating loss to $285,749 as compared to a net operating loss of $5,561 incurred in November 2013.

Net cash used in investment activities in the three-month period ended November 30, 2014 was ($62,500), as compared to ($0) in the comparable period in 2013, which increase was due to the acquisition of our License Agreement with Life Medical. Net cash from financing activities in the three-month period ended November 30, 2014 was $302,446, compared to $332 in the comparable period in 2013, which increase primarily related to proceeds from long-term related party financings.

Table of Contents	12

ECG has been in the developmental stage since inception. Since inception, ECG’s efforts have been principally devoted to designing and developing a wireless cordless cardio monitor. From inception to November 30, 2014, the Company has sustained losses and has an accumulated deficit of $763,055. The Company has funded its activities to date primarily through contributions from its stockholders and loans from affiliates.

In May 2014, ECG entered into a loan agreement (the “May Loan Agreement”) with an affiliated company, pursuant to which the lender agreed to lend the Company up to CAD $583,000. This loan bears interest at the rate of 12% per annum, compounded monthly, and matures on December 1, 2015. ECG’s shareholders guaranteed ECG’s obligations under the May Loan Agreement with recourse exclusively to the shares they owned of ECG. As a result of the Share Exchange, we have agreed to guaranty ECG’s obligations under the May Loan Agreement and pledge the shares of ECG that we acquired in the Shares Exchange to the lender as security for our guaranty. Our guaranty is secured by a lien on all of our assets. In addition, our Controlling Stockholders guaranteed ECG’s obligations under the May Loan Agreement with recourse exclusively to the shares of our common stock that they acquired in the Share Exchange. Under the terms of the May Loan Agreement, 50% of the net proceeds we realize from the sale of our capital stock or from borrowings must be used to repay the amounts owned under this Loan. As of November 30, 2014, CAD $583,000 (USD $510,183) is outstanding under the May Loan Agreement.

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

In connection with the License Agreement with Life Medical, in October 2014 we borrowed CAD $79,106 (the “October Loan”) from an Ontario corporation owned in equal thirds by John Bentivoglio, Nicholas Bozza and Frank Sgro (the “Lender”), all of whom are affiliates of the Company. This loan bears interest at the rate of 12% per annum, compounded monthly and matures on December 1, 2015. Our obligations under this Loan are secured by a lien on all of our assets as well as pledge of the stock we own in our wholly owned subsidiary which entered into the License Agreement.

As of November 30, 2014, we owed affiliates approximately $661,847.

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

Table of Contents	13

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with consolidated entities or other persons, also known as “special purpose entities”.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are more fully described in Note 2 to the Financial Statements provided in Part I, Item 1 of this report. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, this item is not applicable to us.

ITEM 4. CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

At the end of the period covered by this report we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, John Bentivoglio, of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation included an evaluation of our financial controls. Since our Chief Executive Officer also serves as our Chief Financial Officer and we do not have financial and accounting personnel thoroughly familiar with U.S. GAAP and U.S. securities laws and regulations, we have a deficiency in our financial controls. This deficiency in our financial controls and procedures constitutes a deficiency in our disclosure controls and procedures in that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. This deficiency will not be considered remediated until we hire accounting personnel with the requisite knowledge and experience concerning U.S. GAAP and the U.S. securities laws.

b) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter ended November 30, 2014, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Table of Contents	14

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various legal proceedings in the ordinary course of business. We do not believe that any settlement or judgment regarding current or potential future legal proceedings will have a material effect on our financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

21	List of subsidiaries

31	Sec. 302 Certification of CEO/CFO

32	Sec. 906 Certification of CEO/CFO

Table of Contents	15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Event Cardio Group Inc.

Dated: January 20, 2015	By:	/s/ John Bentivoglio
	Name: Title:	John Bentivoglio Chief Executive Officer acting Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer) Director
Table of Contents	16