Form 10-Q
period 2015-02-28
Event Cardio Group Inc.
filed 2015-04-15
CIK 1394130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 28, 2015

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 0-52518

EVENT CARDIO GROUP INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20 - 8051714
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2798 Thamesgate Dr. Mississauga, Ontario, Canada	L4T 4E8
(Address of principal executive offices)	(Zip code)

Issuer's telephone number:
89-407-4377

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

As of April 1, 2015, 93,847,702 shares of Common Stock, $0.001 par value, were outstanding excluding 1,412,619 shares owned by our subsidiary.

EVENT CARDIO GROUP INC.

CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVENT CARDIO GROUP INC.

CONSOLIDATED BALANCE SHEETS

AS OF FEBRUARY 28, 2015 AND AUGUST 31, 2014

(Unaudited)

	February 28, 2015	August 31, 2014

ASSETS:
Current Assets
Cash	$52,384	$86,617
Prepaid expenses	354,750	—
Total Current Assets	407,134	86,617
Property and Equipment, net	1,926	2,960
Financing Costs, net	20,884	40,097
Intangible Asset	501,064	—
TOTAL ASSETS	$931,008	$129,674

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities
Accounts payable	$232,500	$56,197
Payables pursuant to license agreement	12,500	—
Due to related parties	82,047	74,423
Total Current Liabilities	327,047	130,620
Long-Term Debt - Related Parties	529,354	384,978
TOTAL LIABILITIES	856,401	515,598
Stockholders' Equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 10,000,000 shares issued and outstanding	—	—
Common stock,190,000,000 shares authorized at $0.001 par value, 79,500,000 common shares issued and outstanding at August 31, 2014 and 95,260,321 at February 28, 2015	95,260	79,500
Additional paid in capital	951,187	—
Accumulated other comprehensive income	81,520	4,999
Accumulated deficit	(1,053,360)	(457,483)
Total Event Cardio Group Inc. stockholders' equity (deficiency)	74,607	(372,984)
Non-controlling interest	—	(12,940)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	74,607	(385,924)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$931,008	$129,674
Table of Contents	1

 EVENT CARDIO GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2015 and 2014

(Unaudited)

	Three Months Ended February 28		Six Months Ended February 28
	2015	2014	2015	2014

Revenue	$—	$—	$—	$—
Operating Expenses
General and administrative	214,227	5,813	320,886	11,374
Research and development	55,599	—	215,099	—
Total Operating Expenses	269,826	5,813	535,985	11,374
Loss from Operations	(269,826)	(5,813)	(535,985)	(11,374)
Other Expense
Interest expense - related parties	20,479	—	40,069	—
Net Loss	(290,305)	(5,813)	(576,054)	(11,374)
Other Comprehensive Income
Foreign currency translation adjustment	92,677	—	76,521	—
Total Comprehensive Loss	$(197,628)	$(5,813)	$(499,533)	$(11,374)
Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares - Basic and Diluted	90,301,774	79,500,000	88,683,381	79,500,000
Table of Contents	2

 EVENT CARDIO GROUP INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2015

(Unaudited)

	Common Stock
	Number of Common Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity (Deficiency)

Balance, September 1, 2014	79,500,000	$79,500	$—	$4,999	$(457,483)	$(12,940)	$(380,925)
Effect of reverse merger	6,882,773	6,883	—	—	(19,823)	12,940	—
Issued for cash	1,750,000	1,750	195,250	—	—	—	197,000
Issued as settlement of payables pursuant to license agreement	2,827,548	2,827	373,237	—	—	—	376,064
Issued for services	4,300,000	4,300	382,700	—	—	—	387,000
Net comprehensive income (loss)	—	—	—	76,521	(576,054)	—	(499,533)
Balance, February 28, 2015	95,260,321	$95,260	$951,187	$81,520	$(1,053,360)	$—	$74,607

Table of Contents	3

 EVENT CARDIO GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2015 and 2014

(Unaudited)

	Six Months Ended February 28,
	2015	2014

Cash Flows from Operating Activities
Net loss	$(576,054)	$(11,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	699	—
Amortization of prepaid expenses	32,250	—
Amortization of financing costs	15,134	—
Changes in assets and liabilities:
Accounts payable	176,303	10,839
Net cash used in operating activities	(351,668)	(535)

Cash Flows from Investing Activities
Purchase of intangible asset	(112,500)	—
Net cash used in investing activities	(112,500)	—

Cash Flows from Financing Activities
Advances on due from related parties	11,798	477
Proceeds from long-term debt - related parties	195,163	—
Proceeds from issuance of common shares	197,000	—
Net cash provided by financing activities	403,961	477
Effect of exchange rate on cash	25,974	—
Decrease in Cash	(34,233)	(58)
Cash, beginning of period	86,617	11,481
Cash, end of period	$52,384	$11,423

Table of Contents	4

 EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2015 and August 31, 2014

1. OVERVIEW

Description of Business

Sunrise Holdings Limited was incorporated on October 26, 2005 under the laws of Nevada. It changed its name to Event Cardio Group Inc. (the "Company") on November 7, 2014. The Company is developing a cardiac monitoring device based on a wireless and leadless advance cardiac monitor. Upon completion of the development the device will collect medical data and transmit it to physicians for diagnostic evaluation. The Company also has a license agreement to distribute a patented product in the use of breast disease detection.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements and does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

Going Concern

As shown in the accompanying financial statements, the Company has not generated any revenue since inception, has incurred losses, and has an accumulated deficit of $1,053,360 as of February 28, 2015. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiating with other business entities for potential acquisitions and/or acquiring new clients to generate revenues. There is no assurance that the Company will ever be profitable. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of February 28, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended February 28, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the form 8-K/A filed with the SEC on November 26, 2014.

These financial statements contain the accounts of the Company and the accounts of the Company's subsidiaries 2340960 Ontario Inc. and EFIL Sub of ECG Inc. as at February 28, 2015 and August 31, 2014 Any inter-company accounts and transactions are eliminated.

Table of Contents	5

 EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2015 and August 31, 2014

1. OVERVIEW (continued)

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

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had no assets or liabilities required to be recorded at fair value on a recurring basis as of February 28, 2015 or August 31, 2014.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of February 28, 2015 or August 31, 2014.

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

 EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2015 and August 31, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company files income tax returns in Canada and the United States with varying statutes of limitations. The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of February 28, 2015.

Foreign Currency Translation

The Company's reporting and functional currency is the U.S. dollar. The Company's Canadian operation's functional currency is the Canadian dollar. The Company's U.S. subsidiary's functional currency is the U.S. dollar.

Transactions originating in Canadian dollars are translated to the functional currency of the US dollar as follows: using year end rates of exchange for financial assets and liabilities, average rates of exchange for the period of transactions for revenues and expenses and historical rates for property and equipment and equity.

The financial statements of the Company's Canadian operations are translated from the functional currency of the Canadian dollar into the reporting currency of the United States dollar in accordance with ASC 830, Foreign Currency Matters, using year end rates of exchange for assets and liabilities, average rates of exchange for the period for revenues and expenses and historical rates for equity.

Translation adjustments resulting from the process of translating the functional currency of Canadian dollar Canadian operation's financial statements into the reporting currency of U.S. dollar financial statements are included in determining comprehensive income. As of February 28, 2015 and August 31, 2014, the cumulative translation adjustment of $81,519 and $4,999 respectively was classified as an item in accumulated other comprehensive income in the stockholders' deficit section of the balance sheet. For the period ended February 28, 2015 and February 28, 2014, the foreign currency translation adjustment to accumulated other comprehensive income was $76,521 and $nil respectively.

Comprehensive Loss

Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Accounting Standards Codification (ASC) 200, Comprehensive Income, requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the year presented, the Company's comprehensive loss includes net loss and foreign currency translation adjustments and is presented in the statement of comprehensive loss.

Property and Equipment

Property and equipment consists of computer equipment, and is stated at cost. Property and equipment is depreciated using the straight-line method over the estimated service life of three years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property equipment are recorded upon disposal.

Table of Contents	7

 EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2015 and August 31, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. For the periods ended February 28, 2015 and August 31, 2014 there was an impairment charge of $nil and $nil, respectively with respect to license agreement.

3. PROPERTY & EQUIPMENT

Property and equipment consist of the following as of February 28, 2015 and August 31, 2014:

	February 28, 2015	August 31, 2014

Computer	$3,853	$4,439
Accumulated depreciation	1,927	1,479
	$1,926	$2,960

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

The product is currently under development and as such the costs associated with the license agreement are not yet being amortized.

Table of Contents	8

 EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2015 and August 31, 2014

5. PAYABLES PURSUANT TO LICENSE AGREEMENT

As part of entering into the License Agreement described in Note 4, the Company entered into release agreements with certain creditors of Life Medical Technologies, Inc. which held judgments against Life Medical in the aggregate amount of approximately $501,000. Pursuant to the Release Agreements, the Company agreed to pay those Creditors an aggregate of $501,064, satisfied through the issuance of common shares, as described in Note 9, valued at $376,064 and payment of $125,000 cash ($12,500 which remains unpaid at February 28, 2015). The remaining $12,500 was paid on March 10, 2015.

6. DUE TO RELATED PARTIES

The amounts due to related parties are non-interest bearing, with no fixed terms of repayment, are payable on demand and are unsecured. As of February 28, 2015 and August 31, 2014, the amounts of due to related parties are $82,047 and $74,423 respectively.

7. LONG-TERM DEBT - RELATED PARTIES

As at February 28, 2015, the Company has a promissory note outstanding to 2399371 Ontario Inc., a company owned by an affiliate, for $583,000 Canadian ($466,109 US$) bearing interest at 12% per annum, payable on December 1, 2015.

In connection with the entry into the License Agreement described in Note 4, the Company borrowed CAD $79,106 ($63,245 US$) to be repaid on December 1, 2015, together with interest at the rate of 12% per annum from 9058583 Canada Inc., a corporation owned by affiliates. In conjunction with this loan, the Company entered into a Sublicense agreement with 9508583 Canada Inc. whereby 9508583 Canada Inc. will be granted the exclusive rights to distribute the BreastCare DTS™ product in Canada with royalties payable at the rate of 5.5% of net sales, as to be defined in the Sublicense Agreement, to the Company.

8. BUSINESS COMBINATION

On September 8, 2014, the Company entered into a share exchange agreement with 2340960 Ontario Inc.'s shareholders whereby the Company acquired all of the issued and outstanding common shares of 2340960 Ontario Inc. in exchange for 79,500,000 common shares of the Company. Upon completion of this transaction, the shareholders of 2340960 Ontario Inc. held approximately 93.6% of voting control of the Company. This transaction, has been accounted for as a reverse merger with 2340960 Ontario Inc. being the acquirer and the Company being the acquiree. As part of this transaction, the Company has changed its fiscal year end from September 30th to August 31st.

9. STOCKHOLDERS' DEFICIT

Common Shares and Common Share Purchase Warrant Issuance

On November 9, 2014, the Company issued 700,000 common shares for proceeds of $100,000.

On January 6, 2015, the Company issued 2,827,548 common shares valued at $376,064 in satisfaction of an obligation related to a license agreement as described in Note 5. The common shares were valued using the volume weighted average price of the company's common stock as reported by Bloomberg for the five consecutive trading days ending on the day before the 15th calendar day after consummation of this share exchange.

Table of Contents	9

 EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2015 and August 31, 2014

9. STOCKHOLDERS’ DEFICIT (continued)

On January 30, 2015, the company issued 250,000 common shares and 250,000 common share purchase warrants for total proceeds of $25,000. The total proceeds of $25,000 have been allocated to common shares and common share purchase warrants using the relative fair value method in the amounts of $13,945 and $11,055 respectively. The common shares issued had a fair value of $25,000 based on the market price of $0.10 per common share as of the close of trading on the date prior to this transaction. The common share purchase warrants had a fair value of $19,820 using the black-scholes pricing model, based on the terms of the common share purchase warrants noted below and the following key assumptions used:

Risk-free interest rate 0.54%

Expected life 1 year

Price validity 288%

Dividend yield Nil

On February 2, 2015, the Company issued 800,000 common shares for proceeds of $72,000.

On February 2, 2015, the Company issued 4,300,000 common shares in exchange for service agreements for a fair value of $387,000, based on the market price of $0.09 per common share as of the measurement date.

Common Share Purchase Warrants

As of February 28, 2015 there are 250,000 common share purchase warrants issued and outstanding. Each warrant allows the holder to purchase 1 common share of the company at an exercise price of $0.20 per warrant up to the expiration date of January 31, 2016.

Equity Incentive Plan

The Company has created the Event Cardio Group Inc. 2015 Equity Incentive Plan ("equity incentive plan") which allows for the granting of incentive stock options to employees of the company, a parent or a subsidiary and the granting of awards other than incentive stock options to employees, directors and consultants. The maximum number of common shares which may be issued pursuant to the equity incentive plan at February 28, 2015 and February 28, 2014 is 10,000,000 and nil respectively. No incentive stock options or awards other than incentive stock options have been granted as of February 28, 2015.

10. RELATED PARTY

The Company is related to Contex International Technologies (Canada) Inc. ("Contex") through the fact that affiliates of the Company hold a 34% interest in 2419596 Ontario Inc, which owns Contex.

The Company has entered into a services agreement with Contex, whereby Contex will provide services related to the design and development of a wireless and leadless ECG cardiac monitor. The agreement runs for an initial term of one year to May 22, 2015 and will automatically renew for subsequent terms of one year unless notice of termination is given by either party in writing.

As at February 28, 2015 and February 28, 2014, $178,994 and $nil respectively, have been incurred related to this agreement and have been expensed in research and development expense.

See Note 7 regarding loans from related parties.

Table of Contents	10

 EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2015 and August 31, 2014

11. SUBSCRIPTION AGREEMENT FOR CONVERTIBLE NOTES

The company is offering, pursuant to a Regulation S Subscription Agreement and Investment Representation dated February 3, 2015, up to $2,000,000 of 8% convertible notes with interest payable annually on January 31st. The holder upon written notice to the company may elect to have accrued but unpaid interest added to the principal amount of the note in lieu of payment of interest. The principal amount of the note is payable on January 31, 2018. The note, or any part thereof and any unpaid interest is convertible into common shares of the company at any time at the option of the holder at a conversion price of $0.15 per common share. The note may be prepaid at any time in full by the company upon ten days notice to the holder.

As at February 28, 2015 no convertible notes have been issued under this offering.

12. SUBSEQUENT EVENTS

Convertible Note Issuance and Distribution Agreement

As of April 14, 2015, the company has received $423,000 of the first tranche of $500,000 of the offering described in Note 11 from Medpac Asia Pacific PTY Ltd. of Australia ("Medpac"). Once the full $500,000 is received from Medpac the company will issue an 8% Convertible Note in the principal amount of $500,000. In addition to the terms of the convertible note described in Note 11, for this tranche only, if the note is prepaid by the company at any time prior to the maturity date, if the volume weighted average price of the common shares of the company for the ten trading days preceding the early repayment date is less than $0.15 per common share, then Medpac shall receive a number of common share purchase warrants sufficient to purchase up to 1% of the then outstanding number of common shares of the Company. Such common share purchase warrants once issued would be exercisable for a period of three years at an exercise price of $0.15 per common share, but may be exercised on a cashless basis.

A representative of Medpac will receive for its services as part of this transaction a convertible note in the principal amount of $25,000 having the terms and conditions identical to Medpac's note, except that the number of common share purchase warrants potentially issuable upon early payment of the note would be sufficient to only purchase up to 0.0005% of the then outstanding common shares of the company.

The company plans to use the proceeds of the first tranche of the offering as follows: Development of BreastCare product - $350,000; Development of Heart Monitor - $100,000; legal fees - $25,000 and incidentals - $25,000.

In conjunction with Medpac's investment noted above, the Company has agreed to enter into an exclusive Distribution Agreement with Medpac for the Company's BreastCare DTS TM and Now Cardio devices in Australia, New Zealand, Singapore, Thailand, Malaysia, Indonesia, Philippines, Vietnam, Laos, Cambodia Myanmar and Bangladesh. The Distribution Agreement will have an initial term of five years and can be renewed for an additional five years provided that agreed upon sales targets are met. If the company does not establish a manufacturing facility for its BreastCare DTS™ device in Southeast Asia within eighteen months of this agreement, Medpac and the company will form a joint venture to establish such a facility in the Philippines.

Table of Contents	11

 EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2015 and August 31, 2014

12. SUBSEQUENT EVENTS (continued)

Investment Agreement

On March 15, 2015, the Company entered into an Investment Agreement with R.J. Capital Management, Ltd. a Hong Kong corporation ("RJ Capital"). The Agreement, which is non-binding, provides for an investment by RJ Capital of $4 million for approximately 24,250,000 common shares to be issued from treasury, with actual final number of common shares issued to represent 20% of the outstanding shares of the company on a fully diluted basis on the date of issuance. The Agreement further provides for the formation of a Joint Venture which is to be granted the exclusive right to manufacture and distribute the company's BreastCare DTS™ in China. RJ Capital is to contribute $4 million to this Joint Venture and the company is to contribute $1 million, for which it will receive a 20% interest in the Joint Venture. RJ Capital will have the right to invest an additional $5 million prior to dilution of the company's 20% interest in the joint venture. The company will use the proceeds to commercialize the BreastCare DTS™ device in North America and China. As of April 14, 2015, the Company and RJ Capital were continuing to negotiate the specific terms under which RJ Capital will make its invetstment in the Company. There is no assurance that the ongoing negotiations with RJ Capital will result in an investment in the Company on the terms set forth in the Investment Agreement, if at all.

Table of Contents	12

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

On June 9, 2014 we experienced a change of control as a result of a transaction (the “Transaction”) in which 1,412,619 shares of our common stock, par value $0.001 and 10,000,000 shares of our preferred stock, par value $0.001, constituting approximately 97% of the cumulative voting power of our capital stock on that date, was acquired by Mr. John Bentivoglio, who is now our sole director and chief executive officer, as nominee for 2340960 Ontario Inc., a private company organized in Ontario, Canada, which is doing business as Event Cardio Group and which we hereinafter refer to as “ECG”. The shares acquired of record by Mr. John Bentivoglio on June 9, 2014 are now owned beneficially and of record by ECG. On September 8, 2014, we entered into a share exchange agreement (the “Exchange Agreement”), which we consummated on November 14, 2014, pursuant to which we acquired all of the issued and outstanding capital stock of ECG from ECG’s stockholders, The Nick Bozza Family Trust, The John Bentivoglio Family Trust and The Sgro (2010) Family Trust. In exchange for all of the outstanding capital stock of ECG, we issued to ECG’s stockholders an aggregate of 79,500,000 shares of our Common Stock (the “Share Exchange”). As a result of the consummation of the Share Exchange, (i) ECG became our wholly owned subsidiary and (ii) the ECG’s former stockholders own an aggregate of 79,500,000 shares which constituted approximately 92.8% of the cumulative voting power of our common stock on the date the share exchange was consummated.

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

Table of Contents	13

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

BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of February 28, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended February 28, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the form 8-K/A filed with the SEC on November 26, 2014.

These financial statements contain the accounts of the Company and the accounts of the Company’s subsidiaries 2340960 Ontario Inc. and EFIL Sub of ECG Inc. as at February 28, 2015 and August 31, 2014. Any inter-company accounts and transactions are eliminated.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and are presented in United States Dollars.

RESULTS OF OPERATIONS

We have been in the developmental stage since inception. Since inception, our efforts have been principally devoted to designing and developing a wireless cordless cardio monitor. From inception to February 28, 2015, the Company has sustained losses and has an accumulated deficit of $1.053,360.

Table of Contents	14

Our loss from operations for the six months ended February 28, 2015 was $535,985 compared to a loss of $11,374 for the six months ended February 28, 2014. General and administrative expenses were $320,886 for the six months ended February 28, 2015, compared to $11,374 for the six months ended February 28, 2014, an increase of $309,512. This increase is predominately due to increased expenses related to the start-up of our business, the acquisition of the license from Life Medical and expenses related operating as a public company.

Also, we incurred research and development expenses of $215,099 during the six months ended February 28, 2015 as compared to $0 during the comparable period ended February 28, 2014, related to the development of our cardiac monitoring device.

Total comprehensive loss for the six months ended February 28, 2015 was $499,533 as compared to $11,374 for the period six months ended February 28, 2015. The increase in our loss resulted from the general and administrative and research development expenses described above which began in earnest as a result of the reverse merger and the efforts to develop our heart monitor.

LIQUIDITY AND CAPITAL RESOURCES

Period ended February 28, 2015 and August 31, 2014

As of February 28, 2015, our total assets were $931,008, total liabilities were $856,401 and stockholders’ equity was $74,607 compared to a deficit of $385,925 as of August 31, 2014. Current assets at February 28, 2015 were $407,134 consisting of cash of $52,384 and prepaid expenses of $354,750. In comparison, current assets at August 31, 2014 was $86,617, all of which was cash. The improvement in our stockholders equity reflects sales of 1,750,000 shares of common stock and 250,000 warrants for total proceeds of $197,000, the issuance of shares valued at $387,000 for services rendered or to be rendered by various consultants and the issuance of shares to satisfy various claims of Life Medical in connection with obtaining the license agreement described below.

As of February 28, 2015, our total current liabilities of $327,047 consisted of stockholder loans in the amount of $82,047, accounts payable of $232,500 and amounts due under the license agreement of $12,500.In comparison, our current liabilities as of August 31, 2014 were $130,620, of which $74,423 was due to related parties. Our total liabilities as of February 28, 2015, included long-term debts to related parties of $529,354 as compared to $384,978 due to related parties as of August 31, 2014. The significant increase in our total liabilities as of February 28, 2015 compared to August 2014 resulted from the increase in our accounts payable and the long-term borrowing from related parties to pay expenses related to our operational activities which increased substantially in the current year.

The net cash used in our operating activities in the six months ended February 28, 2015 was $351,668, an increase of $351,133 from that used in the six-month period ended February 28, 2014. The substantial increase in our use of cash reflects the increase in our development activities which commenced in earnest in the current fiscal year as reflected in the increase in our operating loss which grew to $269,826 in the first six months of this year, copared to $11,374 in the first six months of the prior year.

Net cash used in investment activities in the six-months ended February 28, 2015 was $112,500, as compared to $0 in the comparable period ended February 28, 2014, which increase was due to the acquisition of our License Agreement with Life Medical. Net cash from financing activities in the six-months ended February 28, 2015 was $403,961, , compared to $477 in the comparable period ended February 28, 2014, which increase reflects sales of our stock and warrants to third parties as described above and an increase in our borrowings from related parties.

ECG has been in the developmental stage since inception. Since inception, ECG’s efforts have been principally devoted to designing and developing a wireless cordless cardio monitor. From inception to February 28, 2015, the Company has sustained losses and has an accumulated deficit of $1,053,360. The Company has funded its activities to date primarily through contributions from its stockholders and loans from affiliates.

Table of Contents	15

In May 2014, ECG entered into a loan agreement (the “May Loan Agreement”) with an affiliated company, pursuant to which the lender agreed to lend the Company up to CAD $583,000. This loan bears interest at the rate of 12% per annum, compounded monthly, and matures on December 1, 2015. ECG’s shareholders guaranteed ECG’s obligations under the May Loan Agreement with recourse exclusively to the shares they owned of ECG. As a result of the Share Exchange, we have agreed to guaranty ECG’s obligations under the May Loan Agreement and pledge the shares of ECG that we acquired in the Shares Exchange to the lender as security for our guaranty. Our guaranty is secured by a lien on all of our assets. In addition, our Controlling Stockholders guaranteed ECG’s obligations under the May Loan Agreement with recourse exclusively to the shares of our common stock that they acquired in the Share Exchange. Under the terms of the May Loan Agreement, 50% of the net proceeds we realize from the sale of our capital stock or from borrowings must be used to repay the amounts owned under this Loan. As of February 28, 2015, $529,354) is outstanding under the May Loan Agreement.

We are required to pay Life Medical royalties of 5% on net sales, as defined in the License Agreement, and minimum annual royalties of $100,000 in 2015 and $200,000 each year thereafter. In addition, we entered into release agreements (the “Releases”) with certain creditors (the “Life Medical Creditors”) of Life Medical which held judgments against Life Medical in the aggregate amount of approximately $501,000. Pursuant to the Release Agreements, we agreed to pay the Life Medical Creditors an aggregate of $501,000, of which $125,000 was to be paid in cash and the balance was to be satisfied by the issuance of shares of our common stock valued at $376,064.05, with the number of shares of common stock to be determined by dividing 376,064.05 by the volume weighted average price (“VWAP”) of our common stock as reported by Bloomberg for the five (5) consecutive trading days ending on the day before the 15th calendar day after consummation of the Share Exchange. On January 6, 2015, we issued 2,827,548 shares of our common stock in satisfaction of this obligation. The recipients of shares valued at $70,000 are also to be paid in cash or shares of common stock, at our option, an amount equal to the excess, if any, of $70,000 over the value of such shares as of December 12, 2015. The License Agreement recognizes that in order to protect our interests, we may have to spend monies dealing with creditors of and other claimants against Life Medical. Although we have no obligation to consummate arrangements with such creditors, we may reduce any amounts we pay to Life Medical’s creditors from future amounts payable to Life Medical. We are currently conducting due diligence for the product, the strength of underlying patents, the status of required regulatory approvals and how this product can most efficiently be manufactured.

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

As of February 28, 2015, we owed affiliates approximately $ 548,156.

We do not have substantial commitments for capital expenditures. However, we will require financing to complete the development of our cardiac monitor, to arrange for the development of manufacturing facilities or arrangements for both of our products and the working capital to support distribution efforts when our products are ready for sale. If we fail to arrange for such financing in the future, we will not be able to complete the development of our cardiac monitor or execute our business plan until we can obtain adequate financing, which we may not be successful in accomplishing. We may not be able to obtain financing in sufficient amounts or on acceptable terms when needed, which will adversely affect our prospects. We will need to raise the financing necessary to meet our anticipated cash requirements for the foreseeable future.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with consolidated entities or other persons, also known as “special purpose entities”.

Table of Contents	16

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

b) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter ended February 28, 2015, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Table of Contents	17

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

21	List of subsidiaries

31	Sec. 302 Certification of CEO/CFO

32	Sec. 906 Certification of CEO/CFO

Table of Contents	18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Event Cardio Group Inc.

Dated: April 15, 2015	By:	/s/ John Bentivoglio
	Name: Title:	John Bentivoglio Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer) Director

Table of Contents	19