Form 10-Q/A
period 2015-02-28
Event Cardio Group Inc.
filed 2015-04-16
CIK 1394130

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note: This Report on Form 10-Q/A is being filed solely to include in the Company’s Report on Form 10-Q for the quarter ended February 28, 2015, the XBRL version of the financial statements filed as part of the Report.

EVENT CARDIO GROUP INC.

CONTENTS TO FORM 10-Q/A

PART II --	OTHER INFORMATION	Page
Item 6.	Exhibits	24
Signatures		3
Exhibit/Index

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report on Form 10-Q to be signed on its behalf by the undersigned hereunto duly authorized.

Event Cardio Group Inc.

Dated: April 16, 2015	By:	/s/ John Bentivoglio
	Name: Title:	John Bentivoglio Chief Executive Officer acting Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer) Director