Form 10-Q/A
period 2015-02-28
Event Cardio Group Inc.
filed 2015-04-16
CIK 1394130

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

Explanatory Note: This 10-Q/A-2 is being filed to incorporate into the Company’s Report on Form 10-Q for the quarter ended February 28, 2015, the interactive data files which were erroneously stripped from the initial 10-Q/A filing due to a technical malfunction with the Securities and Exchange Commission’s filing acceptance function.

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