Form 10-Q
period 2015-05-31
Event Cardio Group Inc.
filed 2015-07-15
CIK 1394130

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 31, 2015

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 0-52518

EVENT CARDIO GROUP INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20 - 8051714
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2798 Thamesgate Dr. Mississauga, Ontario, Canada	L4T 4E8
(Address of principal executive offices)	(Zip code)

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

As of July 1, 2015, 103,097,702 shares of Common Stock, $0.001 par value, were outstanding exclusive of 1,412,619 shares owned by our subsidiary.

EVENT CARDIO GROUP INC.

CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVENT CARDIO GROUP INC.

CONSOLIDATED BALANCE SHEETS

AS OF MAY 31, 2015 AND AUGUST 31, 2014

(Unaudited)

	May 31, 2015	August 31, 2014
ASSETS:
Current Assets
Cash	$34,617	$86,617
Prepaid expenses	879,395	—
Total Current Assets	914,012	86,617
Property and Equipment, net	151,610	2,960
Financing Costs, net	38,235	40,097
Intangible Asset	501,064	—
TOTAL ASSETS	$1,604,921	$129,674
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities
Accounts payable	$274,122	$56,197
Due to related parties	60,097	74,423
Notes payable - related parties	531,142	—
Total Current Liabilities	865,361	130,620
Convertible Notes Payable	525,000	—
Notes Payable - Related Parties	—	384,978
TOTAL LIABILITIES	1,390,361	515,598
Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, nil shares issued and outstanding	—	—
Common stock,190,000,000 shares authorized at $0.001 par value, 79,500,000 common shares issued and outstanding at August 31, 2014 and 104,510,321 at May 31, 2015	104,510	79,500
Additional paid in capital	1,743,937	—
Accumulated other comprehensive income	67,826	4,999
Accumulated deficit	(1,701,713)	(457,483)
Total Event Cardio Group Inc. stockholders' equity (deficiency)	214,560	(372,984)
Non-controlling interest	—	(12,940)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	214,560	(385,924)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,604,921	$129,674

Table of Contents	1

EVENT CARDIO GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED MAY 31, 2015 and 2014

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Revenue	$—	$—	$—	$—
Operating Expenses
General and administrative	387,444	121,629	708,330	133,003
Research and development	241,660	—	456,759	—
Total Operating Expenses	629,104	121,629	1,165,089	133,003
Loss from Operations	(629,104)	(121,629)	(1,165,089)	(133,003)
Other Expenses
Interest expense - related parties	15,749	—	55,818	—
Interest expense - other	3,500	—	3,500	—
Net Loss	(648,353)	(121,629)	(1,224,407)	(133,003)
Other Comprehensive Income
Foreign currency translation adjustment	(13,694)	—	62,827	—
Total Comprehensive Loss	$(662,047)	$(121,629)	$(1,161,580)	$(133,003)
Loss per Share - Basic and Diluted	$(0.007)	$(0.002)	$(0.013)	$(0.002)
Weighted Average Shares - Basic and Diluted	98,720,647	79,500,000	92,065,904	79,500,000

Table of Contents	2

EVENT CARDIO GROUP INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED MAY 31, 2015

(Unaudited)

	Common Stock
	Number of Common Shares Issued and Outstanding	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity (Deficiency)

Balance, September 1, 2014	79,500,000	$79,500	$—	$4,999	$(457,483)	$(12,940)	$(385,924)
Effect of reverse merger	6,882,773	6,883	—	—	(19,823)	12,940	—
Issued for cash	1,750,000	1,750	195,250	—	—	—	197,000
Issued as settlement of payables pursuant to license agreement	2,827,548	2,827	373,237	—	—	—	376,064
Issued for services	13,550,000	13,550	1,175,450	—	—	—	1,189,000
Net comprehensive income (loss)	—	—	—	62,827	(1,224,407)	—	(1,161,580)
Balance, May 31, 2015	104,510,321	$104,510	$1,743,937	$67,826	$(1,701,713)	$—	$214,560

Table of Contents	3

EVENT CARDIO GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MAY 31, 2015 and 2014

(Unaudited)

Nine Months Ended May 31	2015	2014
Cash Flows from Operating Activities
Net loss	$(1,224,407)	$(133,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid expenses	212,579	—
Depreciation of property and equipment	1,016	—
Amortization of financing costs	22,741	—
Professional fees paid through common share issuance	113,125	—
Changes in assets and liabilities:
Prepaid expenses	(16,099)	(306,667)
Accounts payable	217,925	12,383
Net cash used in operating activities	(673,120)	(427,287)

Cash Flows from Investing Activities
Purchase of property and equipment	(150,000)	—
Purchase of intangible asset	(125,000)	—
Net cash used in investing activities	(275,000)	—

Cash Flows from Financing Activities
Repayments on due from related parties	(27,566)	—
Advances on due from related parties	14,434	476
Proceeds from convertible note payable	500,000	—
Proceeds from long-term debt - related parties	195,822	418,000
Proceeds from issuance of common shares	197,000	—
Net cash provided by financing activities	879,690	418,476
Effect of exchange rate on cash	16,430	—
Decrease in Cash	(52,000)	(8,811)
Cash, beginning of period	86,617	11,481
Cash, end of period	$34,617	$2,670

Table of Contents	4

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2015 and August 31, 2014

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

Going Concern

As shown in the accompanying financial statements, the Company has not generated any revenue since inception, has incurred losses, and has an accumulated deficit of $1,701,713 as of May 31, 2015. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of May 31, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended May 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the form 8-K/A filed with the SEC on November 26, 2014.

These financial statements contain the accounts of the Company and the accounts of the Company's subsidiaries 2340960 Ontario Inc. and EFIL Sub of ECG Inc. as at May 31, 2015 and August 31, 2014. Any inter-company accounts and transactions are eliminated.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and are presented in United States Dollars.

Table of Contents	5

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2015 and August 31, 2014

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

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had no assets or liabilities required to be recorded at fair value on a recurring basis as of May 31, 2015 or August 31, 2014.

Share Based Compensation

The Company applies ASC 718 Share-Based Compensation and ASC 505 Equity to account for service provider share-based payments. In accordance with ASC 718 and ASC 505, the Company determines whether a share based payment should be classified and accounted for as a liability award or equity award.

All grants of share-based payments to service providers are classified as equity awards and are recognized in the financial statements over the period in which the services are received based on the fair value determined as of the measurement date.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of May 31, 2015 or August 31, 2014.

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

May 31, 2015 and August 31, 2014

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

The Company files income tax returns in Canada and the United States with varying statutes of limitations. The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of May 31, 2015.

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

Translation adjustments resulting from the process of translating the functional currency of Canadian dollar Canadian operation's financial statements into the reporting currency of U.S. dollar financial statements are included in determining comprehensive income. As of May 31, 2015 and August 31, 2014, the cumulative translation adjustment of $67,826 and $4,999 respectively was classified as an item in accumulated other comprehensive income in the stockholders' deficit section of the balance sheet. For the period ended May 31, 2015 and May 31, 2014, the foreign currency translation adjustment to accumulated other comprehensive income was $62,827 and $nil respectively.

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

Table of Contents	7

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2015 and August 31, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment consists of computer equipment and machinery and equipment and are stated at cost. Computer equipment is depreciated using the straight-line method over the estimated service life of three years. The machinery and equipment is not yet being depreciated as it is still under development. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

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

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. For the periods ended May 31, 2015 and August 31, 2014 there was an impairment charge of $nil and $nil, respectively with respect to license agreement.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: To record when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Table of Contents	8

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2015 and August 31, 2014

3. PROPERTY & EQUIPMENT

Property and equipment consists of the following as of May 31, 2015 and August 31, 2014:

			May 31, 2015	August 31, 2014
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Computer equipment	$3,866	$2,256	$1,610	$2,960
Machinery and equipment	150,000	—	150,000	—
	$153,866	$2,256	$151,610	$2,960

The machinery and equipment has not been depreciated as it is still under development.

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

As part of entering into the License Agreement, the Company entered into release agreements with certain creditors of Life Medical Technologies, Inc. which held judgments against Life Medical in the aggregate amount of approximately $501,000. Pursuant to the Release Agreements, the Company agreed to pay those Creditors an aggregate of $501,064, satisfied through the issuance of common shares, as described in Note 9, valued at $376,064 and payment of $125,000 cash.

The product is currently under development and as such the costs associated with the license agreement are not yet being amortized.

5. DUE TO RELATED PARTIES

The amounts due to related parties are non-interest bearing, with no fixed terms of repayment, are payable on demand and are unsecured. As of May 31, 2015 and August 31, 2014, the amounts of due to related parties are $60,097 and $74,423 respectively.

6. NOTES PAYABLE - RELATED PARTIES

As at May 31, 2015, the Company has a promissory note outstanding to 2399371 Ontario Inc., a company owned by an affiliate, for $583,000 Canadian ($467,683 US$) bearing interest at 12% per annum, payable on December 1, 2015. In connection with the entry into the License Agreement described in Note 4, the Company borrowed CAD $79,106 ($63,459 US$) to be repaid on December 1, 2015, together with interest at the rate of 12% per annum from 9058583 Canada Inc., a corporation owned by affiliates. In conjunction with this loan, the Company entered into a Sublicense agreement with 9508583 Canada Inc. whereby 9508583 Canada Inc. will be granted the exclusive rights to distribute the BreastCare DTS™ product in Canada with royalties payable at the rate of 5.5% of net sales, as to be defined in the Sublicense Agreement, to the Company.

Table of Contents	9

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2015 and August 31, 2014

7. CONVERTIBLE NOTES PAYABLE

The company is offering, pursuant to a Regulation S Subscription Agreement and Investment Representation dated February 3, 2015, up to $2,000,000 of 8% convertible notes with interest payable annually on January 31st. The holder upon written notice to the company may elect to have accrued but unpaid interest added to the principal amount of the note in lieu of payment of interest. The principal amount of the note is payable on January 31, 2018. The note, or any part thereof and any unpaid interest is convertible into common shares of the company at any time at the option of the holder at a conversion price of $0.15 per common share. The note may be prepaid at any time in full by the company upon ten days notice to the holder. As at May 31, 2015, $525,000 of the convertible notes payable have been issued as follows.

Medpac Asia Pacific PTY Ltd. of Austraila ("Medpac") for $500,000. In addition to the terms of the convertible note payable described above, if the note is prepaid by the ompany at any time prior to the maturity date, if the volume weighted average price of the common shares of the company for the ten trading days preceding the early repayment date is less than $0.15 per common share, then Medpac shall receive a number of common share purchase warrants sufficient to purchase up to 1% of the then outstanding number of common shares of the Company. Such common share purchase warrants once issued would be exercisable for a period of three years at an exercise price of $0.15 per common share, but may be exercised on a cashless basis in accordance with a specified formula.

Main Street Capital Pty. Ltd. has received, for its services as part of the Medpac transaction noted above, a convertible note payable of $25,000 having the terms and conditions identical to Medpac's convertible note payable described above, except that the number of common share purchase warrants potentially issuable upon early payment of the note would be sufficient to only purchase up to 0.0005% of the then outstanding common shares of the company.

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

9. STOCKHOLDERS' DEFICIT

Common Shares and Common Share Purchase Warrant Issuance

On November 9, 2014, the Company issued 700,000 common shares for proceeds of $100,000.

Table of Contents	10

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2015 and August 31, 2014

9. STOCKHOLDERS' DEFICIT (Continued)

On January 6, 2015, the Company issued 2,827,548 common shares valued at $376,064 in satisfaction of an obligation related to a license agreement as described in Note 4. The common shares were valued using the volume weighted average price of the company's common stock as reported by Bloomberg for the five consecutive trading days ending on the day before the 15th calendar day after consummation of this share exchange.

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

On March 4, 2015, the Company issued 2,900,000 common shares in exchange for service agreements for a fair value of $290,000, based on the market price of $0.10 per common share as of the measurement date.

On March 23, 2015, the Company issued 100,000 common shares in exchange for a service agreement for a fair value of $12,000, based on the market price of $0.12 per common share as of the measurement date.

On May 22, 2015, the Company issued 6,250,000 common shares in exchange for service agreements for a fair value of $500,000, based on the market price of $0.08 per common share as of the measurement date.

Common Share Purchase Warrants

As of May 31, 2015 there are 250,000 common share purchase warrants issued and outstanding. Each warrant allows the holder to purchase 1 common share of the company at an exercise price of $0.20 per warrant up to the expiration date of January 31, 2016.

Commitment to Issue Shares

In exchange for a service agreement, the Company is required to issue 250,000 shares of restricted common stock on July 5, 2015; October 5, 2015; January 5, 2016; April 5, 2016 and July 5, 2016.

Equity Incentive Plan

The Company has created the Event Cardio Group Inc. 2015 Equity Incentive Plan ("equity incentive plan") which allows for the granting of incentive stock options to employees of the company, a parent or a subsidiary and the granting of awards other than incentive stock options to employees, directors and consultants. The maximum number of common shares which may be issued pursuant to the equity incentive plan at May 31, 2015 and May 31, 2014 is 10,000,000 and nil respectively. No incentive stock options or awards other than incentive stock options have been granted as of May 31, 2015.

10. RELATED PARTY

The Company is related to Contex International Technologies (Canada) Inc. ("Contex") through the fact that affiliates of the Company hold a 34% interest in 2419596 Ontario Inc, which owns Contex.

Table of Contents	11

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2015 and August 31, 2014

10. RELATED PARTY (Continued)

The Company has entered into a service agreement with Contex, whereby Contex will provide services related to the design and development of a wireless and leadless ECG cardiac monitor. The agreement runs for a term of one year to May 22, 2016 and will automatically renew for subsequent terms of one year unless notice of termination is given by either party in writing.

For the nine months ended May 31, 2015 and May 31, 2014, $334,944 and $nil respectively, have been incurred related to this agreement and have been expensed in research and development expense.

See Note 6 regarding notes payable - related parties.

11. COMMITMENT

In exchange for a service agreement, the Company is committed to pay $5,000 per month up to August 5, 2016.

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

RESULTS OF OPERATIONS

We have been in the developmental stage since inception. Since inception, our efforts have been principally devoted to designing and developing a wireless cordless cardio monitor and a device intended to detect breast disease. From inception to May 31, 2015, the Company has sustained losses and has an accumulated deficit of $1.701,713.

Our loss from operations for the nine months ended May 31, 2015 was $1,165,089 compared to a loss of $133,003 for the nine months ended May 31, 2014. General and administrative expenses were $708,330 for the nine months ended May 31, 2015, compared to $133,003 for the nine months ended May 31, 2014, an increase of $575,317. This increase is predominately due to increased expenses related to the start-up of our business, the acquisition of the license from Life Medical and expenses related to operating as a public company.

Also, we incurred research and development expenses of $456,759 during the nine months ended May 31, 2015 as compared to $0 during the comparable period ended May 31, 2014, related to the development of our cardiac monitoring device.

Total comprehensive loss for the nine months ended May 31, 2015 was $1,161,580 as compared to $133,003for the period nine months ended May 31, 2014. The increase in our loss resulted from the general and administrative and research development expenses described above which began in earnest as a result of the reverse merger and the efforts to develop our heart monitor.

LIQUIDITY AND CAPITAL RESOURCES

Period ended May 31, 2015 and August 31, 2014

Table of Contents	14

As of May 31, 2015, our total assets were $1,604,921, total liabilities were $1,390,361 and stockholders’ equity was $214,560 compared to a deficit of $372,984 as of August 31, 2014. Current assets at May 31, 2015 were $914,012 consisting of cash of $34,617 and prepaid expenses of $879,395. In comparison, current assets at August 31, 2014 was $86,617, all of which was cash. The improvement in our stockholders equity reflects sales of 1,750,000 shares of common stock and 250,000 warrants for total proceeds of $197,000, the issuance of shares valued at $1,175,450 for services rendered or to be rendered by various consultants and the issuance of shares to satisfy various claims of Life Medical in connection with obtaining the license agreement described below.

As of May 15, 2015, our total current liabilities of $865,361 consisted of stockholder loans in the amount of $60,097, notes payable to related parties in the amount of $531,142 and accounts payable of $274,122 .In comparison, our current liabilities as of August 31, 2014 were $130,620, of which $74,423 was due to related parties. Our total liabilities as of May 31, 2015, included convertible notes payable in the amount of $525,000 as compared to $384,978 in notes payable to related parties as of August 31, 2014. The significant increase in our total liabilities as of May 31, 2015 compared to August 2014 resulted from the increase in our accounts payable, long-term borrowing from related parties to pay expenses related to our operational activities and the issuance of a convertible note in connection with the grant of rights to market our products in Australia.

The net cash used in our operating activities in the nine months ended May 31, 2015 was $673,120, an increase in use of $245,833 from that used in the nine-month period ended May 31, 2014. The substantial increase in our use of cash reflects the increase in our development activities which commenced in earnest in the current fiscal year as reflected in the increase in our operating loss which grew to $1,165,089 in the first nine months of this year, compared to $133,003 in the first nine months of the prior year.

Net cash used in investment activities in the nine-months ended May 31, 2015 was $275,000, as compared to $0 in the comparable period ended May 31, 2014, which increase primarily was due to the acquisition of our License Agreement with Life Medical. Net cash from financing activities in the nine-months ended May 31, 2015 was $879,690, compared to $418,476 in the comparable period ended May 31, 2014, which increase reflects the $500,000 proceeds from the issuance of a convertible note, proceeds from long-term debt provided by related parties and proceeds from the issuance of our shares.

ECG has been in the developmental stage since inception. Since inception, ECG’s efforts have been principally devoted to designing and developing a wireless cordless cardio monitor and development of a product intended to detect breast disease. From inception to May 31, 2015, the Company has sustained losses and has an accumulated deficit of $1,701,713. The Company has funded its activities to date primarily through the issuance of a convertible note, contributions from its stockholders and loans from affiliates.

In May 2014, ECG entered into a loan agreement (the “May Loan Agreement”) with an affiliated company, pursuant to which the lender agreed to lend the Company up to CAD $583,000. This loan bears interest at the rate of 12% per annum, compounded monthly, and matures on December 1, 2015. ECG’s shareholders guaranteed ECG’s obligations under the May Loan Agreement with recourse exclusively to the shares they owned of ECG. As a result of the Share Exchange, we have agreed to guaranty ECG’s obligations under the May Loan Agreement and pledge the shares of ECG that we acquired in the Share Exchange to the lender as security for our guaranty. Our guaranty is secured by a lien on all of our assets. In addition, our Controlling Stockholders guaranteed ECG’s obligations under the May Loan Agreement with recourse exclusively to the shares of our common stock that they acquired in the Share Exchange. Under the terms of the May Loan Agreement, 50% of the net proceeds we realize from the sale of our capital stock or from borrowings must be used to repay the amounts owned under this Loan. As of May 31, 2015, $531,142 is outstanding under the May Loan Agreement.

Table of Contents	15

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

As of May 31, 2015, we owed related parties approximately $591,239.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, this item is not applicable to us.

Table of Contents	16

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

b) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter ended May 31, 2015, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1	Sec. 302 Certification of CEO/CFO

32.1	Sec. 906 Certification of CEO/CFO

Table of Contents	18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Event Cardio Group Inc.

Dated: July 15, 2015	By:	/s/ John Bentivoglio
	Name: Title:	John Bentivoglio Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer) Director

Table of Contents	19