Form 10-K
period 2015-08-31
Event Cardio Group Inc.
filed 2015-12-14
CIK 1394130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from --- to ---

Commission File Number: 0-52518

___________________________________

EVENT CARDIO GROUP INC.

(Exact name of registrant as specified in its charter)

___________________________________

Nevada	20-8051714
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7694 Colony Palm Drive Boynton Beach, Florida	33436
(Address of principal executive offices)	(Zip Code)

212-321-0091

(Registrant’s telephone number, including area code)

2798 Thamesgate Dr. Mississauga, Ontario, Canada L4T 4E8

(Former address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Stock, Par Value $0.001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting
		(Do not check if a smaller	Company [X]
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

As of February 27, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $1,576,032 based on the number of shares held by non-affiliates as of February 27, 2015 and the last reported sale price of the registrant’s common stock on February 27, 2015($0.10 per share).

As of December 1, 2015, there were 115,330,321 shares of the registrant's common stock outstanding.

Documents Incorporated By Reference: None

EVENT CARDIO GROUP INC.

FORWARD LOOKING STATEMENTS

Information included in this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Event Cardio Group Inc. and its subsidiaries (collectively, “ECGI”, “We”, “Our” or the “Company”) to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe ECGI’s future plans, strategies and expectations, are generally identifiable by use of words such as "may," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. ECGI’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, ECGI undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. BUSINESS

Overview

We were organized under the name Sunrise Mining Corporation on October 26, 2005. We had no operations from December 2008, when we discontinued our previous business of mineral exploration, until the consummation on November 14, 2014, of the share exchange transaction described below. Most of our activities from January 2009 to November 2014 were centered on the acquisition of a new business.

On June 9, 2014 we experienced a change of control as a result of a transaction (the “Transaction”) in which 1,412,619 shares of our common stock, par value $0.001 and 10,000,000 shares of our preferred stock, par value $0.001, constituting approximately 97% of the cumulative voting power of our capital stock on that date, were acquired by Mr. John Bentivoglio, who is now our sole director and chief executive officer, as nominee for 2340960 Ontario Inc., a private company organized in Ontario, Canada, which we refer to as “ECG”. On September 8, 2014, we entered into a share exchange agreement (the “Exchange Agreement”) which we consummated on November 14, 2014, pursuant to which we acquired all of the issued and outstanding capital stock of “ECG” from ECG’s stockholders, The Nick Bozza Family Trust, The John Bentivoglio Family Trust and The Sgro (2010) Family Trust. In exchange for all of the outstanding capital stock of ECG, we issued to ECG’s stockholders an aggregate of 79,500,000 shares of our Common Stock (the “Share Exchange”). As a result of the consummation of the Share Exchange, (i) ECG became our wholly owned subsidiary and (ii) ECG’s former stockholders own an aggregate of 79,500,000 shares which constituted approximately 92.8% of the cumulative voting power of our common stock on the date the share exchange was consummated. The Exchange Agreement is accounted for as a reverse merger in which ECG is deemed to be the acquiring entity for accounting purposes.

Mr. John Bentivoglio, our sole director and chief executive officer, is one of three trustees of The John Bentivoglio Family Trust, the beneficiaries of which are members of his family.

On October 24, 2014, through a wholly owned subsidiary, we entered into a license agreement (the “License Agreement”) with Life Medical Technologies, Inc. (“Life Medical”) under which we were granted the exclusive right to distribute Life Medical’s “BreastCare DTS™” in the United States and certain other territories. The BreastCare DTS™ product is a patented, non-invasive device which has been cleared by the FDA as an adjunct to mammography and other established procedures for the detection of breast disease, including breast cancer. We are required to pay Life Medical royalties of 5% on net sales, as defined in the License Agreement, and minimum annual royalties of $100,000 in 2015 and $200,000 each year thereafter. The License Agreement recognizes that in order to protect our interests, we may have to spend monies dealing with creditors of and other claimants against Life Medical. Although we have no obligation to consummate arrangements with such creditors, we may reduce any amounts we pay to Life Medical’s creditors from future amounts payable to Life Medical.

On November 7, 2014, we changed our name from Sunrise Holdings Limited to Event Cardio Group Inc. and our trading symbol from “SUIP” to “ECGI”. On consummation of the Share Exchange, we changed our fiscal year to August 31.

Our principal executive offices are located at 7694 Colony Palm Drive, Boynton Beach, Florida 33436. Our telephone number at this address is 212-321-0091. You should direct all inquiries to us at this address and telephone number.

DESCRIPTION OF BUSINESS

The information presented in this Section of this Form 10-K relates to our business after the consummation of the Share Exchange on November 14, 2014. For the years immediately prior thereto, we were a shell company and had virtually no activities.

Table of Contents	1

Through ECG, we operate in the cardiac medical device innovation, patient monitoring and cardiac event prediction industry. We are developing a cardiac monitoring solution based on a wireless and leadless advance cardiac monitor which offers the dual functionality of both a “holter” and “event” recording monitor simultaneously. Upon completion of the development of our device, we expect it to collect medical data regarding the functioning of the heart and transmit the data to physicians or to a control center for diagnostic evaluation. Our solution will rely upon standardized monitoring services through state-of-the-art call centers that we expect to establish to constantly read the data collected by our technologically advanced monitoring devices to enable physicians to have remote oversight of their patients 24 hours a day, seven days a week, 365 days a year. We expect that our services and cardiac monitors will primarily relate to ambulatory cardiac holter monitoring and event recording, and services related to the collection and transmission of monitoring data to the call centers through which we will also provide diagnostic testing. We hope to become a leading provider of ambulatory cardiac holter monitoring and event recording services among Independent Diagnostic Testing Facilities, or IDTFs, and a leading manufacturer and distributor of ambulatory cardiac monitoring devices in the United States. We emphasize that our cardiac monitor is currently being developed and that although the development of our cardiac monitor is nearly complete, other aspects of our cardiac monitoring business have not yet been implemented.

We will require substantial funding to implement our business plan and there can be no assurance that the financing we require will be available to us, that our cardiac monitor will be successfully developed or that the other aspects of our business plan will be successfully implemented.

Cardiac Monitoring

Cardiac monitoring systems, including holter and event monitors, are crucial to cardiovascular care. Clinicians use cardiac monitoring systems to assess the presence and severity of cardiac disease and to evaluate the efficacy and success of treatments such as drugs, interventions, operations, and device implants. Effective delivery of cardiovascular care requires that the entire process of recording, storing, analyzing, retrieving, and distributing cardio data be as rapid and cost effective as possible. The cardiac monitoring industry continues to principally rely upon older edvices , which we believe negatively impacts patient adherence which in turn negatively affect diagnostic yields. Most cardiologists continue to rely upon machines with cumbersome leads and large monitors negatively impacting patients’ willingness and ability to continue wearing the devices for the entire prescribed duration of time recommended by health care professionals. Diagnostic yields are significantly influenced by patients’ failure to wear the cardiac monitoring devices currently available and as a result, diagnostic yields available for interpretation are as low as 4% for holter monitors and 62% for event monitors. We believe an opportunity exists to significantly improve diagnostic yields to greater than expected 90% yields with the cardiac monitor we are developing.

Holter and Event Monitors

Holter and event monitors are medical devices that record the heart's electrical activity. Doctors most often use these monitors to diagnose arrhythmias which are problems with the rate or rhythm of the heartbeat. During an arrhythmia, the heart can beat too fast, too slow, or with an irregular rhythm. Holter and event monitors also are used to detect “silent” myocardial ischemia. In this condition, not enough oxygen-rich blood reaches the heart muscle. "Silent" means that no symptoms occur. Cardiac monitors also can check whether prescribed treatments for an arrhythmia or silent myocardial ischemia are working. Holter and event monitors are similar to an electrocardiogram (an “EKG”). An EKG is a simple test that detects and records the heart's electrical activity. It's a common test for diagnosing heart rhythm problems. However, a standard EKG only records the heartbeat for a few seconds. It doesn’t detect heart rhythm problems unless they occur during the test. Holter and event monitors are small, portable devices that can be worn during normal daily activities thereby allowing the monitor to record a heart‘s electrical activity for a longer period of time than an EKG. Although similar, holter and event monitors aren't the same. A holter monitor records the heart's electrical activity the entire time a patient is wearing it.

An event monitor records the heart's electrical activity only at certain times while being worn. Unlike holter monitors, event monitors don't continuously record the heart's electrical activity, they only record during symptoms. The cardiac monitor we are developing will contain the features of both a holter and event monitor in one device.

Table of Contents	2

Cardiac Monitoring Market

The combined United States (“US”) cardiac equipment and services market in 2012 was estimated at $3.86 billion and is expected to grow to $4.19 billion in 2016. Globally, the cardiac monitoring market is estimated at three to five times the US market. We believe that the market for ambulatory cardiac holter monitoring and event recording services will grow over the foreseeable future as a result of an aging and growing population, the increase in a prevalence of health conditions such as obesity that increase the likelihood of heart related diseases and the increasing awareness of cardiac diseases. IDTFs provide monitoring services to the patient's hospital or physician when they outsource the service as opposed to providing it themselves. We believe that the portion of the overall ambulatory cardiac monitoring services market addressed by IDTFs will grow as physicians and hospitals increasingly outsource monitoring services to IDTFs, due to increased capital requirements and new technology, which may not be readily available to hospitals or physicians.

What are the Challenges Related to Cardiac Monitoring?

Despite technological and clinical advances in cardiology, healthcare providers face significant challenges in delivering consistent and high quality cardiovascular care. Healthcare reform and declining reimbursement rates continue to place increasing pressure on providers to treat more patients faster. Increasingly, healthcare is moving outside of the hospital setting into physician offices and other outpatient facilities. In addition, the need to control costs, increase efficiencies, and manage data introduces new factors into the decision making process for technology utilization.

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

 OUR CARDIAC PRODUCT

Our initial cardiac monitor which we call “Now Cardio” is an advanced cardiac monitor with offers dual-functionality including both holter monitoring and event recording simultaneously. Now Cardio is an innovative medical device designed at our direction by CONTEX International Technologies (Canada) Inc. (“Contex”), a healthcare and aerospace engineering firm. Now Cardio has many unique features which differentiate it from our competition. We believe Now Cardio will be the first holter/event recorder of its kind featuring a wireless and leadless device with a wafer thin, water-resistant transmitter worn by the patient which receives both atrial and ventricular data from the patient’s heart which is transmitted wirelessly to a receiver which may not need to be held or worn by the patient. This process should allow data to stream distances of up to 1,000 feet (with the potential for much larger distances) to a local personal receiver which will transmit the data via cellular and or satellite, to a control center where the patient’s heart can be continuously monitored. Our proprietary software will assemble the data for the cardiologist in a simplified format significantly reducing the time required for a cardiologist to read and interpret the EKG data. In our opinion the process may also increase the quality of the cardiologist’s interpretation of the data which should in turn facilitate timely and appropriate medical treatments.

Our software will identify anomalies in the streaming data and will aid in the diagnosis, in real time, as the data is evaluated continually by the advanced software and, when an anomaly occurs, a supporting team of trained cardiac technicians and when appropriate, supervisory cardiologists which we will retain to provide services to the control center. Data will be analyzed at the control center where reports of findings are generated and relayed to physicians as necessary in the prescribed format. We expect that ambulatory patients will have the option to purchase additional cardiac monitoring services from us utilizing GPS tracking and heart monitoring for enhanced security while they are at risk. We believe that satellite technology will afford the ability to communicate with patients and healthcare professionals based on risk levels similar to “OnStar” technology in automobiles.

We believe our initial cardiac monitoring device will provide solutions for overcoming many of the challenges faced by users of cardiac monitors by offering the following key benefits:

Table of Contents	3

•	Ease of use. Our user cardiac monitor is being designed with significant input from clinicians and technologists and will be intuitive and easy to use.
•	Effective data capture. Our solution will automate and assist in the collection, interpretation, and retrieval of data which should improve clinical productivity.
•	Improved diagnostic speed and accuracy. As a result of easy use and patient comfort, we believe persons who are prescribed our devices will be more likely to use them for the prescribed period, which we believe will allow for improved diagnostic accuracy. In addition, we believe that by enabling the review and assessment of test results remotely, our systems can speed the time of diagnosis.
•	Wireless and network compatibility. We expect our cardiac monitors to support a clinical network environment in that it will enable cardiologists to assimilate, collate, and interpret data and disseminate results to facilitate diagnosis, patient monitoring and patient management. Data may be stored in a local or network server database. We expect that our monitoring devises will also connect to larger enterprise networks that will allow data to be shared with other users, both within the facility and remotely via secure networks.

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

BREASTCARE

On October 24, 2014, through a wholly owned subsidiary, we entered into a License Agreement with Life Medical under which we were granted the exclusive right to distribute Life Medical’s “BreastCare DTS™” in the United States and certain other territories. The BreastCare DTS™ product is a patented, non-invasive device which has been cleared by the FDA as an adjunct to mammography and other established procedures for the detection of breast disease, including breast cancer. We are required to pay Life Medical royalties of 5% on net sales, as defined in the License Agreement, and minimum annual royalties of $100,000 in 2015 and $200,000 each year thereafter.

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

The incidence of breast cancer detection is highest in the developed world, but by 2020, some estimates indicate as many as 70 percent of all cases will be found in the developing economies of the world. We believe that demand for effective cancer detection solutions rather than palliative care will rise, but at the same time, resources will remain limited. BreastCare DTS ™ is a relatively low-cost product that can capture early stage potential breast cancer data. While we are continuing to evaluate the market for this product, we believe it will be an attractive product, particularly in developing countries.

Table of Contents	4

LICENSES TO AFFILIATES

Prior to the execution of the Exchange Agreement, ECG granted an exclusive license to promote, advertise, manufacture, distribute and sell its cardiac monitoring device in Canada, excluding the Province of Ontario, to a company beneficially owned by two stockholders who own a majority of our common stock, one of which is affiliated with our sole director and executive officer. Further, the rights with respect to Ontario were licensed to one of these stockholders. Pursuant to the related license agreement, we have agreed to use reasonable efforts to modify our cardiac monitoring device to comply with any regulatory or third party reimbursement requirements. Further, the licensees may purchase the devices from us at the lesser of (i) our manufacturing cost, plus 10%, (ii) our manufacturing cost, plus $50 or (iii) at the best price and best terms we offer to any person in any jurisdiction. If we are unable to manufacture or have the devices manufactured, we must provide the information to the licensees so they can do so and in such case the licensees are obligated to pay us a royalty on each cardiac monitoring device they manufacture at the lesser of 10% of their manufacturing costs or (ii) $50 per unit.

In connection with our license of BreastCare DTS™, we borrowed CAD $79,106 from an Ontario corporation owned equally by the three individuals who are trustees of trusts which collectively own substantially in excess of a majority of our common stock. A trustee of one of the trusts is our sole director and executive officer. In connection with this loan, we agreed to sublicense to the lender the exclusive rights to distribute the product in Canada with royalties payable to us at the rate of 5.5% of net sales, as to be defined in the sub-license agreement. For additional information concerning relationships with affiliates, see Item 13 of this report titled “Certain Relationships and Related Parties Transactions”.

STRATEGY

Our initial cardiac monitor is being developed for us by Contex, a health care and aerospace engineering firm. After the development of our initial cardiac monitor is completed and Health Canada and United States Food and Drug Administration (“FDA”) clearance is secured, we expect to initiate our business in either the New York City or Southern Florida area. In addition to developing a marketing approach for our initial device, we will also need to establish monitoring centers to read the data collected. These centers will operate 24 hours and day and 7 days a week and be manned by cardiac monitoring specialists who will analyze respond to anomalies in the data received detected by our computers and potentially respond to urgent events and report results to the prescribing physicians. Once we successfully launch our operations on a select regional basis, we expect to expand into other regions where we believe the demand for our cardiac monitor solution will be the greatest.

It is our belief that the key to successfully exploit BreastCare is to develop a cost effective and reliable method to manufacture the device. As part of our effort to finance our activities we sold a convertible note to a recently formed entity in Australia. We are in the process of developing a strategy with respect to BreastCare DTS™, which will depend in part on the results of our ongoing due diligence regarding the market for the product, the strength of the underlying patents, the status of required regulatory approvals and how the product can most efficiently be manufactured.

We will require additional financing to implement our strategy and there can be no assurance we will be able to secure the financing which is necessary to initiate operations.

In March 2015 we issued Medpac Asia Pacific Pty Limited (“Medpac”) our $500,000 convertible promissory note. In connection with the issuance of such note we entered into an agreement with Medpac wherein we agreed to enter into license agreements for the distribution of our cardiac monitoring device and BreastCare. In connection with such agreement, in accordance with our license agreement with Life Medical we advised it that we were exercising our right to be the exclusive distributor of BreastCare in Australia and certain other territories. We have received from Life Medical a letter dated November 30, 2015, wherein it alleges that we are in default of the License Agreement with it. The letter claims that the loan we received from Medpac is in fact an advance royalty payment of which it was entitled to receive 50%. Further, Life Medical alleges that the failure of Medpac or us to spend at least $100,000 marketing BreastCare in Australia and the other territories claimed by us entitles Life Medical to $100,000 per territory and causes such territories to revert to “open territories” as defined in the License.

Table of Contents	5

We believe Life Medical’s claims have no merit or, to the extent we are obligated to pay certain amounts to Life Medical, they can be offset by amounts we have already paid on its behalf. In all events, we intend to contest these claims vigorously. We have been in discussions with representatives of Life Medical and are currently assessing whether and how to move forward with our plans to have a manufacturing line built for the BreastCare device. Completion of the manufacturing line will cost in excess of $2 million and there can be no assurance we will be able to secure the financing necessary to do so.

Manufacturing

Manufacturing of our monitors and sensors and other products will be provided by electronics manufacturing service providers which we will retain to provide manufacturing services to us. We believe that there are several capable suppliers available to us. In addition, there are a number of components and sub-assemblies in the monitors and sensors that comprise part of our cardiac monitoring device. The vendors for these materials and the manufacture of our device and other products will be qualified by us through the evaluation and testing of their performance. We believe that there are multiple capable vendors for each of the components of our heart monitors.

Research and Development

For the years ended August 31, 2015 and August 31, 2014, we spent $952,188, and $41,756, respectively, on research and development expenses with respect to our cardiac monitoring device, and $270,633 in the fiscal year ended August 31, 2015 with respect to the BreastCare DTS™ product. Since May 2014, research and development services have been provided to us by Contex, a health and aerospace engineering firm, pursuant to a contract which has a term of one year and automatically renews on an annual basis. Our three largest stockholders own 40% of the voting stock and 34% of all capital stock of Contex. We expect to incur significant research and development expenses in the future as we complete the development of our initial device and subsequently make improvements and modifications and introduce new models so that we will achieve technological superiority for our devices. We do not expect to incur significant research and development expenses in the future with respect to BreastCare DTS™. If we proceed with BreastCare DTS™ we would expect to spend significant amounts to develop a manufacturing line.

Sales and Marketing

Initially we expect to market our cardiac monitoring solution and medical devices primarily to cardiologists and electro physiologists, who are the physician specialists who most commonly diagnose and manage patients with arrhythmias. We expect to engage independent sales representatives with established relationships with physicians to act as our sales force. We are planning to establish what we refer to as sales partnerships which we believe will become a knowledgeable, highly motivated, ownership-based sales force. Our plan is for these sales representatives to acquire our cardiac monitoring devices and share in the revenue generated. We believe a sales-partnership business model will allow us to better control our operating costs. Although we believe we can establish a highly motivated sales force through this method, there can be no assurance we will be able to do so and we may be required to spend a significant amount to market our cardiac monitor solution. We also expect to attend trade shows and medical conferences to promote our cardiac monitoring solution and to meet medical professionals who may be able to prescribe our services to their patients. We have not determined our sales and marketing strategy in connection with BreastCare DTS™.

Competition

The market for the design and distribution of cardiac monitors is highly competitive and there are a number of larger well financed companies with significant histories in this market.

The markets in which we will operate in our cardiac monitoring business is fragmented and characterized by a large number of smaller regional service providers. We believe that the principal competitive factors that will impact the success of our cardiac monitoring solutions include some or all of the following:

•	Quality, accuracy and reliability;
•	quality of clinical data;
•	relative ease of use for patients and physicians;
Table of Contents	6

•	technology performance, innovation, flexibility and range of application;
•	timeliness and clinical relevance of new product introductions;
•	quality and availability of customer support services;
•	size, experience, knowledge and training of sales and marketing staff;
•	brand recognition and reputation;
•	relationships with referring physicians, hospitals, managed care organizations and other third party payors;
•	availability of third-party reimbursement;
•	reporting capabilities; and
•	price.

The cardiac monitoring industry is evolving rapidly and is becoming increasingly competitive and the basis on which we will be required to compete may change over time.

The market for the detection of breast cancer is highly competitive and there are a variety of devices and tests in use and under development which patients and physicians can use to reach a diagnosis and determine a course of treatment. There can be no assurance that BreastCare will be able to gain acceptance in this market.

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

Patents. As of December 1, 2015, we had filed one patent application in the United States relating to our cardiac monitoring device. We may file additional patent applications in the future.

Trademarks and Copyrights. As of December 1, 2015, we had no unregistered or copyright registrations.

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

Employees

As of the date of this report, John Bentivoglio is our only employee and he has deferred receipt of the salary due him to date.. Successful implementation of our business plan will require that we recruit and employ qualified personnel with various areas of expertise. We cannot engage such personnel unless and until adequate financing is available. There can be no assurance that when we want to engage such personnel we will be able to recruit and employ them.

Table of Contents	12

ITEM 1A. RISK FACTORS

An investment in our common stock involves significant risks. You should consider carefully all of the information in this Report, including the risks and uncertainties described below and the financial statements and related notes included herein, before making an investment in our common stock. We have not commenced to generate any revenues and may not be able to do so. If any of the following risks occur, we may be unable to continue as a going concern. In that case, you would likely lose your entire investment. Once we have commenced business operations, the occurrence of the following risks could have a material adverse effect on our business, financial condition, results of operations, prospects or liquidity. In any such case, the market price of our common stock could decline, and you may lose all or part of your investment. Except for historical information, the information in this report contains "forward-looking" statements about our existing and future business and performance. Our actual operating results and financial performance may prove to be very different from what we have predicted as of the date of this report. The risks described below address some of the factors that may affect our future operating results and financial performance.

Risks Related To Our Status As An Early Stage Enterprise

We have not and we may not be able to commence active business operations.

We are developing a cardiac monitoring device and monitoring system and have not completed development of the device or generated any revenues to date. We may not be able to successfully develop our initial cardiac monitoring system. We may not be able to obtain the financing required to complete the development of our prototype monitor. Even if our initial monitor is successfully developed, we may not be able to secure the FDA and other governmental clearances required for us to manufacture and sell our initial monitors and place the monitors in service. We are parties to a License Agreement with Life Medical to distribute BreastCare DTS™ in the United States and in certain other territories. We may not be able to secure the financing required to launch this product. In addition, we believe may not be able to successfully commercially exploit this product even if we secure financing required to do so. In any of these cases, you may lose your entire investment in the Company.

We have received a letter from Life Medical alleging that we are in default of our License Agreement for its BreastCare DTS ™ product.

We have received from Life Medical a letter dated November 30, 2015, wherein it alleges that we are in default of the License Agreement with it. The letter claims that the loan we received from Medpac is in fact an advance royalty payment of which it was entitled to receive 50%. Further, Life Medical alleges that the failure of Medpac or us to spend at least $100,000 marketing BreastCare in Australia and the other territories claimed by us entitles Life Medical to $100,000 per territory and causes such territories to revert to “open territories” as defined in the License Agreement.

We have received a notice of default from Medpac in respect of the $500,000 principal amount of our 8% convertible notes due January 31, 2018, which if not withdrawn could require that we repay the principal and accrued interest on the notes, and we may not be able to do so unless we are able to obtain additional financing.

We have received a notice of default from Medpac in respect of the $500,000 principal amount of our 8% convertible notes due January 31, 2018 alleging that certain of the representations and warranties we made in the subscription agreement for the notes were not true or correct in a material respect when made, and demanding payment of the principal amount of the notes, together with accrued interest thereon, and threatening to commence legal proceedings for the payment of such amount if not received by December 30, 2015. Although we are in discussions with Medpac in an effort to persuade Medpac to withdraw its notice of default, we may not be able to make payment on the notes if Medpac fails to withdraw such notice of default unless we are able to obtain additional financing.

Our independent accountant has included an explanatory paragraph in its report on our consolidated combined financial statements expressing doubt as to our ability to continue as a going concern.

Table of Contents	13

Our independent accountant has included an explanatory paragraph in its report on our consolidated financial statements for the year ended August 31, 2015, stating that there is substantial doubt about our ability to continue as a going concern due to our need to generate cash from operations or obtain additional financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Report of Independent Accountants” on our consolidated financial statements included in this Report.

We need to effectively manage our growth and the execution of our business plan. Any failure to do so would negatively impact our results.

To manage our operations effectively, we will need to create operational, financial and other management processes and systems. Other than our chief executive officer, we have no staff and our success will depend on our ability to hire and retain employees and/or independent contractors to manage our costs in general and administrative expenses in particular and otherwise to efficiently execute our business plan. There are no assurances that we will be able to effectively and efficiently manage our growth. Any inability to do so could increase our expenses and negatively impact the result of our operations. Moreover, because we are small and have limited working capital, we must limit our operations and carefully execute our business plan. Because we will have to limit our operations based on available working capital, we may not generate sufficient sales to make a profit. If we do not make a profit, we may have to suspend or cease operations.

Our Controlling Stockholders, who collectively own approximately 70% of our common stock, have pledged their shares to secure their guaranty of our obligations to a lender; if we default on the underlying loan, we could experience a change in control.

Our Controlling Stockholders have guaranteed our obligations under a loan agreement with an affiliated company which matures on June 1, 2016, which allows us to borrow CAD $583,000. Their guaranty is exclusively with recourse to their pledge of approximately 70% of our common stock. In the event we default on this loan, the lender may foreclose on the shares of our common stock subject to the pledge. In such case, we could experience a change of control.

The loss of key personnel would directly affect our efficiency and economic results.

We are dependent upon John Bentivoglio (our President and Chief Executive Officer). The loss of the services of Mr. Bentivoglio could have a material adverse effect on our business and operations, including our ability to execute our business plan.

Our strategy requires us to develop and maintain relationships with others.

Our strategy depends on our developing and maintaining relationships with other firms such as independent contractors and vendors. Of particular importance to us is our relationship with Contex, an engineering firm which is designing our initial cardiac monitoring device. We also will need to develop and maintain relationships with independent contractors which will market our products and vendors who will manufacture our cardiac monitoring devices. It is vital to our success that we develop relationships with key independent contractors and vendors. There can be no assurance, however, that we will be able to develop and maintain relationships which provide us the services we require. If we fail to develop and maintain such relationships, we may be forced to change our strategy, which could have a material adverse effect on our ability to initiate operations and/or the results of our operations. Further, if our relationship with a key independent contractor or vendor is terminated, it is likely our business will be disrupted until a replacement is identified and the relevant services are procured.

We will need to raise additional financing which will result in dilution to our stockholders’ ownership and voting rights in our company, we may be unable to raise such capital when needed, or at all, and the terms of such capital may be adverse to our stockholders.

We will require financing to provide the working capital necessary to complete development of our heart monitoring device and implement our strategy and expand our business. If we fail to arrange for such financing in the future, we will not be able to complete the development of our cardiac monitoring device until we can obtain adequate financing, which we may not be successful. We may not be able to obtain financing in sufficient amounts or on acceptable terms when needed, which will adversely affect our prospects. We will need to raise the financing necessary to meet our anticipated cash requirements for the foreseeable future. Our future funding requirements will depend on many factors, including:

Table of Contents	14

•	the results of our operations;
•	the reimbursement rates associated with our cardiac monitors and other products and services;
•	our ability to secure contracts with commercial payors providing for the reimbursement of our products and services;
•	the costs associated with manufacturing and building our inventory of our initial and future generation monitors and other products;
•	the costs of hiring personnel and investing in infrastructure to support future growth;
•	the costs of undertaking future strategic initiatives, such as acquisitions or joint ventures;
•	the emergence of competing technologies and products and other adverse market developments;
•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others; and
•	actions taken by the FDA, and other regulatory authorities affecting our products and competitive products.

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

Table of Contents	15

We and the physicians who prescribe our services will be dependent upon reimbursement for the fees associated with our services; the absence or inadequacy of reimbursement may cause our revenue to be insufficient to meet our cash requirements.

We expect to receive reimbursement for our services from commercial payors, from Medicare administrative contractors with jurisdiction in the states where we provide cardiac monitors and services and from national health care programs in countries other than the United States.

Over the past few years reimbursement rates from many third party payors have declined, in some cases significantly. There can be no assurance that this trend will not continue or apply to more third party payors. In addition, there is no assurance that third party payors' reimbursement will continue to cover cardiac monitoring services at all, or the cost of the BreastCare DTS™ product or, if covered, will reimburse them at commercially viable rates. In addition, private third party payors may not reimburse patients for any services offered by us or reimburse our services at commercially viable rates. In this regard we will seek confirmations from third party payors and insurers that they will provide coverage for, and payment for our cardiac event monitoring services and for the cost of the BreastCare DTS™ product. We also will file applications with Medicare so that Medicare coverage will apply to our service. There can be no assurance that our efforts will be successful. The failure to receive reimbursement at adequate levels may adversely affect our revenues and our expected growth and our business, financial condition and results of operations.

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

Reimbursement by Medicare is highly regulated and subject to change; our failure to comply with applicable regulations could decrease the revenue we would otherwise generate and may subject us to penalties or have an adverse impact on our business.

CMS imposes extensive and detailed requirements on medical services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims, how we operate our monitoring facilities and how and where we provide our cardiac monitoring solutions. Our failure to comply with applicable Medicare rules could result in our failure to qualify under the Medicare payment program, our being required to return any funds previously paid to us, civil monetary penalties, criminal penalties and/or exclusion from the Medicare program.

Table of Contents	16

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

Our inability to secure suppliers to manufacture our monitoring devices and the BreastCare DTS™ device on a timely basis, would likely harm our ability to ship products to our customers, decrease our revenues and increase our costs.

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

Table of Contents	17

The market for cardiac monitoring solutions is evolving rapidly and becoming increasingly competitive. The monitoring industry is highly fragmented and characterized by a small number of large providers and a large number of smaller regional service providers. These parties will compete with us in marketing to payors and prescribing physicians, recruiting and retaining qualified personnel, acquiring technology and developing solutions complementary to our programs. In addition, these companies have substantially greater resources than we do. If our competitors are better able to develop and patent cardiac monitoring solutions than us, or develop more effective or less expensive cardiac monitoring solutions that render the solutions that we develop obsolete or non-competitive, or deploy larger or more effective marketing and sales resources than we are able to develop, our business will be harmed and our commercial opportunities will be reduced or eliminated.

The use of mammography systems and other methodologies for the detection of breast disease is well-established in many jurisdictions and we may not be able to successfully launch our BreastCare DTS™ product since there is no similar product in the marketplace to which we could compare our product.

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

Table of Contents	18

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

Table of Contents	19

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

Table of Contents	20

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

Table of Contents	21

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

A consistent active trading market has not existed for our common stock. There can be no assurance that our common stock will be actively traded in the future. Even if our common stock is actively traded, the market price for our common stock has been and is likely to be volatile, and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	changes in reimbursement rates or policies by payors;
•	adoption of our services by physicians;
•	changes in Medicare rules or regulations;
•	the development of increased competition for arrhythmia monitoring solutions;
•	price and volume fluctuations in the overall stock market;
•	changes in operating performance and stock market valuations of other early stage companies generally;
•	changes in the competitive landscape of the market for our products and services, including technological innovations by our competitors and new entrants to the market;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•	changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;
•	ratings downgrades by any securities analysts who follow our common stock;
Table of Contents	22

•	the public's response to press releases or other public announcements by us or third parties, including our filings with the SEC, regulatory matters relating to governmental entities including Medicare, the FDA, and the U.S. Department of Justice, and announcements relating to payor reimbursement decisions, product development, litigation and intellectual property impacting us or our business;
•	market conditions or trends in our industry or the economy as a whole;
•	the development and sustainability of an active trading market for our common stock;
•	future sales of our common stock by us or our officers, directors and significant stockholders;
•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and
•	changes in accounting principles.

Our common stock is listed on the OTCQB and has historically been thinly traded, so you may be unable to sell at or near asking prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

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

Table of Contents	23

A large number of shares of common stock will be eligible for future sale and may depress our stock price.

Our shares that are eligible for future sale may have an adverse effect on the price of our stock. As of December 1, 2015, there were 113,597,702 shares of our Common Stock outstanding. Also, we expect to issue shares of our common stock, or other securities or instruments convertible into our common stock in the future to raise funds to satisfy our working capital requirements. The average daily trading volume for our stock on the OTCQB historically has been very low. Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Table of Contents	24

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

Our Common Stock has one vote per share on all matters to be voted on by stockholders. The Nick Bozza Family Trust, The John Bentivoglio Family Trust and The Sgro (2010) Family Trust (collectively, our “Controlling Stockholders”), have approximately 70% of the voting power of our capital stock. A Trustee of one of our Controlling Stockholders is our sole director and sole executive officer of the Company. Our Controlling Stockholders will have significant influence for the foreseeable future over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on our common stock. Collectively, they will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to them but not to other stockholders. This concentrated control will limit our stockholders ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of common stock could be adversely affected.

Table of Contents	25

Our issuance of preferred stock could adversely affect the market value of our common stock, dilute the voting power of common stockholders and delay or prevent a change of control.

Our Articles of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock. Therefore, our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, up to 10,000,000 shares of preferred stock. The issuance of these shares of preferred stock, if it were to occur, could adversely affect the market price for our common stock by making an investment in the common stock less attractive.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

Table of Contents	26

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR OUR COMMON STOCK

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

The following table sets forth for the respective periods indicated the high and low closing prices of the Company's common stock on the OTCQB. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Quarter Ended	High	Low
November 30, 2013	$0.03	$0.014
February 28, 2014	$0.03	$0.015
May 31, 2014	$0.04	$0.02
August 31, 2014	$0.10	$0.0233

November 30, 2014	$0.175	$0.0525
February 28, 2015	$0.12	$0.0757
May 31, 2015	$0.177	$0.092
August 31, 2015	$0.072	$0.039

Security Holders

At the close of business on December 1, 2015, our Common Stock was held of record by approximately 130 stockholders, not including persons or entities that hold the stock in nominee or "street" name through various brokerage firms.

DIVIDEND POLICY

We have not declared or paid any cash dividends on our common stock and do not intend to declare or pay any cash dividends in the foreseeable future. The payment of dividends, if any, is within the discretion of our Board and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as our Board may consider.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended August 31, 2015, we issued the following unregistered equity securities not previously disclosed in our reports filed under the Exchange Act:

On February 2, 2015, the Company issued a total of 4,300,000 shares of common stock to Michael Swader (2,150,000 shares) and Lou Sitaras (2,150,000 shares) as consideration for services rendered or to be rendered pursuant to agreements, for a total fair value of $387,000, based on the market price of $0.09 per share as of the measurement date.

Table of Contents	27

On April 27, 2015, we issued our 8% convertible notes due January 31, 2018 in the total principal amount of $525,000 to Medpac Asia Pacific Pty Ltd. (“Medpac”). The notes are convertible into shares of our common stock at an initial conversion price of $0.15 per share. We may prepay the notes at any time; however, if the volume weighted average price of our common stock for the ten trading days preceding the prepayment date is less than $0.15 per share, then Medpac is entitled to receive a number of warrants sufficient to purchase up to 1% of the then outstanding number of shares of common stock as to $500,000 principal amount of the notes and as to 0.0005% of the outstanding shares as to the remaining $25,000 principal amount of the notes. The warrants, when issued, would be exercisable for a period of three years at an exercise price of $0.15 per share, but may be exercised on a cashless basis.

On May 22, 2015, we issued a total of 6,250,000 shares of common stock to Richard Smith (3,000,000 shares), Tania Smith (500,000 sharers), Debra Ann Chaulk-Bates (250,000 shares), Ricardo Rodriguez (1,500,000 shares), David Michael Baird (250,000 shares), Cameron Chan (125,000 shares), Ryan Aldridge (125,000 shares) and Shellie Schoppe (500,000 shares) as consideration for services rendered or to be rendered pursuant to agreements for a total fair value of $500,000, based on the market price of $0.08 per share as of the measurement date.

On August 27, 2015, we issued 2,000,000 shares of common stock to Michael Swader for services rendered or to be rendered pursuant to a service agreement for a fair value of $190,000, based on the market price of $0.095 per share as of the measurement date.

On August 28, 2015, we issued 750,000 shares of common stock to Tactical Growth Partners LLC in exchange for a service agreement for a fair value of $71,250, based on the market price of $0.095 per share as of the measurement date.

On September 28, 2015, we issued a total of 4,300,000 shares of common stock and warrants to purchase an additional 4,300,000 shares of common stock to five accredited investors, three of whom were non-U.S. Persons, for a total purchase price of $210,000. The warrants may be exercised until September 28, 2019 at an exercise price of $0.10 per share. In connection with the issuances of these shares and warrants, we issued 320,000 shares of common stock to Medpac for arranging the financing.

On September 28, 2015, we issued a total of 250,000 shares of common stock, valued at $18,000, to Cameron Chan (125,000 shares) and Ryan Aldridge (125,000 shares), for services rendered during the year ended August 31, 2015.

On September 28, 2015, we issued a total of 1,000,000 shares of common stock to Cameron Chan (500,000 shares) and Ryan Aldridge (500,000 shares) in consideration for services rendered or to be rendered pursuant to a service agreement, for a fair value of $100,000, based on the market price of $0.10 per share as of the measurement date.

The securities issued in the foregoing transactions were exempt from registration under Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder as transactions by an issuer not involving a public offering or offshore transactions with non-US Persons pursuant to Regulation S promulgated under the Securities Act. The Company placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale. No general advertising or solicitation was used in selling the securities.

Except as set forth above, no commissions or underwriting fees were paid to any placement agents in connection with the sale or issuances of the securities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes shares of our Common Stock to be issued upon exercise of options and warrants, the weighted-average exercise price of outstanding options and warrants and options available for future issuance pursuant to our equity compensation plans as of August 31, 2015:

Table of Contents	28

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	None	$—	None
Equity compensation plans not approved by security holders *	2,450,000	$0.11	4,550,000

Total	2,450,000	$0.11	4,550,000

__

* Consists of warrants to purchase 2,200,000 shares at an exercise price of $0.10 per share and warrants to purchase 250,000 shares at an exercise price of $0.20 per share.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended August 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide information with respect to this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. Words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue” and other similar expressions are intended to identify forward-looking statements. We have based these forward looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in this Report under Item 1A “Risk Factors” and in our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Our fiscal year ends on August 31 each year.

OVERVIEW

Event Cardio Group Inc. was organized on October 26, 2005 and had no operations since December, 2008, when we discontinued our previous business of mineral exploration. Most of our activities since January, 2009 have been centered on the acquisition of a new business.

Table of Contents	29

On June 9, 2014 we experienced a change of control as a result of a transaction (the “Transaction”) in which 1,412,619 shares of our common stock, par value $0.001 and 10,000,000 shares of our preferred stock, par value $0.001, constituting approximately 97% of the cumulative voting power of our capital stock on that date, was acquired by Mr. John Bentivoglio, who is now our sole director and chief executive officer, as nominee for 2340960 Ontario Inc., a private company organized in Ontario, Canada, which we refer to herein as “ECG”. On September 8, 2014, we entered into a share exchange agreement (the “Exchange Agreement”), which we consummated on November 14, 2014, pursuant to which we acquired all of the issued and outstanding capital stock of ECG from ECG’s stockholders, The Nick Bozza Family Trust, The John Bentivoglio Family Trust and The Sgro (2010) Family Trust. In exchange for all of the outstanding capital stock of ECG, we issued to ECG’s stockholders an aggregate of 79,500,000 shares of our Common Stock (the “Share Exchange”). As a result of the consummation of the Share Exchange, (i) ECG became our wholly owned subsidiary and (ii) ECG’s former stockholders own an aggregate of 79,500,000 shares which constituted approximately 92.8% of the cumulative voting power of our common stock on the date the share exchange was consummated.

Mr. John Bentivoglio, our sole director and chief executive officer is one of three trustees of The John Bentivoglio Family Trust, the beneficiaries of which are members of his family.

On October 24, 2014, through a wholly owned subsidiary, we entered into a license agreement (the “License Agreement”) with Life Medical Technologies, Inc. (“Life Medical”) under which we were granted the exclusive right to distribute Life Medical’s “BreastCare DTS™” in the United States and certain other territories. The BreastCare DTS™ product is a patented, non-invasive device which has been cleared by the FDA as an adjunct to mammography and other established procedures for the detection of breast disease, including breast cancer.

GENERAL

The Exchange Agreement is accounted for as a reverse merger, in which ECG is deemed to be the acquiring entity for accounting purposes. The discussion and analysis of our financial condition and results of operations is based upon the financial statements of ECG which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, the Company estimates on historical experience and on various other assumptions that, it believes to be reasonable under the circumstances, the results of which form the Company’s basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reference is made to the Notes to the financial statements of 2340960 Ontario Inc. (which we refer to in this Report as ECG) for the periods ended August 31, 2014 and August 31, 2013, which were filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 26, 2014 (the “Financial Statements”), which should be read in conjunction with this Management Discussion below. The numbers and percentages contained in this Section are approximate.

The Company cannot predict what future laws and regulations might be passed that could have a material effect on its results of operations. The Company assesses the impact of significant changes in laws and regulations on a regular basis and updates the assumptions and estimates used to prepare its financial statements when it deems necessary.

The Company’s primary sources of funding to date have been capital contributions by its stockholders and cash provided by borrowings from affiliates. The Company’s primary uses of funds have been for capital expenditures, general and administrative expenses and research and development expenditures. If the Company cannot raise substantial additional amounts of cash in the form of equity or debt, it may not be able to realize its business objectives.

Results of Operations

Comparison of Years Ended August 31, 2015 and 2014

Table of Contents	30

We have been in the developmental stage since inception. Since inception, our efforts have been principally devoted to designing and developing a wireless cordless cardio monitor and a device intended to detect breast disease. From inception to August 31, 2015, the Company has sustained losses and has an accumulated deficit of $2,980,587.

Our loss from operations for the year ended August 31, 2015 (“2015 Fiscal Year”) was $2,408,177, compared to a loss of $164,177 for the year ended August 31, 2014 (“2014 Fiscal Year”). General and administrative expenses were $1,185,356 for the 2015 Fiscal Year, compared to $122,421 for the 2014 Fiscal Year, an increase of $1,062,935. This increase is predominately due to the fact that we have had no revenues and incurred increased expenses related to the start-up of our business, the acquisition of the license from Life Medical and expenses related to operating as a public company.

Also, we incurred research and development expenses of $1,222,821 during the 2015 Fiscal Year, as compared to $41,756 during the 2014 Fiscal Year, an increase of $1,181,065. In the 2015 Fiscal Year, $952,188 in research and development expenses related to the development of our cardiac monitoring device and $270,633 related to the breast care device. All of the research and development expenses in the 2014 Fiscal Year related to the heart monitor device.

Total comprehensive loss for the 2015 Fiscal Year was $2,394,848, as compared to $342,372 for the 2014 Fiscal Year, an increase of $2,052,476. The increase in our loss resulted from the general and administrative and research development expenses described above which began in earnest as a result of the reverse merger and the efforts to develop our heart monitor.

Liquidity and Capital Resources

As of August 31, 2015, our total assets were $1,250,693, total liabilities were $1,729,201 and we had a stockholders’ deficit of $478,508, as compared to a stockholders’ deficit of $385,924 as of August 31, 2014. Current assets at August 31, 2015 were $706,963, consisting of cash of $32,427 and prepaid expenses of $568,837. In comparison, current assets at August 31, 2014 was $86,617, all of which was cash. Our stockholders’ deficit benefitted from sales of 3,950,000 shares of common stock and 2,450,000 warrants for total proceeds of $307,000, deposits received on equity instruments to be issued of $65,000, the issuance of shares valued at $1,450,250 for services rendered or to be rendered by various consultants and the issuance of equity instrument to be issued for services valued at $103,950..

As of August 31, 2015, our total current liabilities of $1,204,201 consisted of accounts payable of $598,835, notes payable to related parties in the amount of $549,502 and $55,864 due to related parties. In comparison, our current liabilities as of August 31, 2014 were $130,620, of which $74,423 was due to related parties. Our total liabilities as of August 31, 2015, included convertible notes payable in the amount of $525,000, as compared to $384,978 in notes payable to related parties as of August 31, 2014. The significant increase in our total liabilities as of August 31, 2015 compared to August 2014 resulted from the increase in our accounts payable, long-term borrowing from related parties to pay expenses related to our operational activities and the issuance of a convertible note in connection with the grant of rights to market our products in Australia.

The net cash used in our operating activities in the 2015 Fiscal Year was $1,034,342, an increase in use of $950,771 from that used in the 2014 Fiscal Year. The substantial increase in our use of cash reflects the increase in our development activities which commenced in earnest in the current fiscal year as reflected in the increase in our net loss which grew to $2,493,281 in the 2015 Fiscal Year, compared to $345,474 in the 2014 Fiscal Year.

Net cash used in investment activities in the 2015 Fiscal Year was $150,000, as compared to $181,297 in the 2014 Fiscal Year, a decrease of $31,297. Net cash provided by financing activities in the 2015 Fiscal Year was $1,130,491, as compared to $336,786 in the 2014 Fiscal Year, which increase reflects the $500,000 proceeds from the issuance of a convertible note, proceeds from long-term debt provided by related parties and proceeds from the issuance of our shares.

ECG has been in the developmental stage since inception. Since inception, ECG’s efforts have been principally devoted to designing and developing a wireless cordless cardio monitor and development of a product intended to detect breast disease. From inception to August 31, 2015, the Company has sustained losses and has an accumulated deficit of $2,980,587. The Company has funded its activities to date primarily through the issuance of a convertible note, contributions from its stockholders and loans from affiliates.

Table of Contents	31

On April 27, 2015, ECG issued its 8% convertible notes due January 31, 2018 in the total principal amount of $525,000 to Medpac Asia Pacific Pty Ltd. (“Medpac”). The notes are convertible into shares of ECG common stock at an initial conversion price of $0.15 per share. ECG may prepay the notes at any time; however, if the volume weighted average price of ECG’s common stock for the ten trading days preceding the prepayment date is less than $0.15 per share, then Medpac is entitled to receive a number of warrants sufficient to purchase up to 1% of the then outstanding number of shares of ECG common stock as to $500,000 principal amount of the notes and as to 0.0005% of the outstanding shares as to the remaining $25,000 principal amount of the notes. The warrants, when issued, would be exercisable for a period of three years at an exercise price of $0.15 per share, but may be exercised on a cashless basis. In connection with the issuance of such notes we entered into an agreement with Medpac wherein we agreed to enter into license agreements for the distribution of our cardiac monitoring device and BreastCare. On November 24, 2015, Medpac delivered a notice of default to ECG in respect of the notes alleging that certain representations and warranties of ECG contained in the subscription agreement for the notes were not true or correct in a material respect when made, and demanding payment of the principal amount of the notes, together with accrued interest thereon, and threatening to commence legal proceedings for the payment of such amount if not received by December 30, 2015.

In May 2014, ECG entered into a loan agreement (the “May Loan Agreement”) with an affiliated company, pursuant to which the lender loaned the Company CAD $583,000. This loan bears interest at the rate of 12% per annum, compounded monthly, and matures on June 1, 2016. ECG’s shareholders guaranteed ECG’s obligations under the May Loan Agreement with recourse exclusively to the shares they owned of ECG. As a result of the Share Exchange, we have agreed to guaranty ECG’s obligations under the May Loan Agreement and pledge the shares of ECG that we acquired in the Share Exchange to the lender as security for our guaranty. Our guaranty is secured by a lien on all of our assets. In addition, our Controlling Stockholders guaranteed ECG’s obligations under the May Loan Agreement with recourse exclusively to the shares of our common stock that they acquired in the Share Exchange. Under the terms of the May Loan Agreement, 50% of the net proceeds we realize from the sale of our capital stock or from borrowings must be used to repay the amounts owned under this Loan. As of August 31, 2015, US$440,898 is outstanding under the May Loan Agreement.

On August 19, 2015, the Company and the party which loaned it the CAD $583,000 referred to above, confirmed their agreement to extend the maturity date of the CAD $583,000 Note to June 1, 2016 and the Company borrowed from the lender an additional CAD $63,855. Interest on the promissory note of the Company in the principal amount of CAD $63,855 evidencing its obligation to repay the additional loan accrues at the rate of 12% per annum compounded monthly until paid in full. The maturity date of the new loan is also June 1, 2016.

We are required to pay Life Medical royalties of 5% on net sales, as defined in the License Agreement, and minimum annual royalties of $100,000 in 2015 and $200,000 each year thereafter. In addition, we entered into release agreements (the “Releases”) with certain creditors (the “Life Medical Creditors”) of Life Medical which held judgments against Life Medical in the aggregate amount of approximately $501,000. Pursuant to the Release Agreements, we paid the Life Medical Creditors an aggregate of $501,000, of which $125,000 was paid in cash and the balance was satisfied by the issuance of shares of our common stock valued at $376,064, with the number of shares of common stock to be determined by dividing 376,064 by the volume weighted average price (“VWAP”) of our common stock for the five (5) consecutive trading days ending on the day before the 15th calendar day after consummation of the Share Exchange. On January 6, 2015, we issued 2,827,548 shares of our common stock in satisfaction of this obligation. The recipients of shares valued at $70,000 are also to be paid in cash or shares of common stock, at our option, an amount equal to the excess, if any, of $70,000 over the value of such shares as of December 12, 2015. The License Agreement recognizes that in order to protect our interests, we may have to spend monies dealing with creditors of and other claimants against Life Medical. Although we have no obligation to consummate arrangements with such creditors, we may reduce any amounts we pay to Life Medical’s creditors from future amounts payable to Life Medical. We are currently conducting due diligence for the product, the strength of underlying patents, the status of required regulatory approvals and how this product can most efficiently be manufactured.

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

Table of Contents	32

As of August 31, 2015, we owed related parties approximately $605,366.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 The financial statements required by this item begin on page F-1 hereof.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

a) On January 14, 2015 we dismissed M&K CPAS, PLLC (“M&K”) as our certified public accountants. The decision was approved by our Board of Directors.

The report of M&K on our financial statements for our fiscal years ended September 30, 2013 and 2014 indicated conditions which raised substantial doubt about our ability to continue as a going concern. Except as set forth in the preceding sentence, the report of M&K on our financial statements for its fiscal years ended September 30, 2013 and 2014 did not contain an adverse opinion or a disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. During our fiscal years ended September 30, 2013 and 2014, and the subsequent interim period through the dismissal date, there were no disagreements with M&K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of M&K would have caused M&K to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years or subsequent interim periods and there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

The Company requested that M&K furnish it with a letter addressed to the Securities and Exchange Commission (“SEC”) stating whether or not it agrees with the Company’s statements in this Item 4.01. A copy of the letter furnished by M&K in response to that request, dated January 14, 2015, was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on January 14, 2015 and is incorporated by reference as an exhibit to this report.

Table of Contents	33

(b) Effective January 14, 2015, we retained Paritz & Company, P.A. (“Paritz”), as our independent certified public accountants. Paritz previously served as the independent certified public accountants to our subsidiary, 2340960 Ontario Inc. (“ECG”), which we acquired on November 14, 2014 in exchange for 79,500,000 shares of our common stock (the “Share Exchange”). During the two most recent fiscal years and the interim periods preceding this engagement of Paritz, the Company has not consulted with Paritz regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement or event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2015 and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

-	A system of internal controls (including policies and procedures) has neither been designed nor implemented.
-	A formal, internal accounting system has not been implemented.
-	Segregation of duties in the handling of cash, cash receipts, and cash disbursements is not formalized.

It is Management’s opinion that the above weaknesses exist due to the small size of operating staff and the phase of operations as of August 31, 2015 (e.g., no current sales activity).

In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Because of the material weaknesses described in the preceding paragraph, Management believes that, as of August 31, 2015 the Company’s internal control over financial reporting was not effective based on those criteria.

Table of Contents	34

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2015, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Not Applicable.

Table of Contents	35

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The biography of our sole Director and sole Executive Officer as follows:

Name	Age	Positions and Offices
John Bentivoglio	54	Chief Executive Officer and Director

Mr. John Bentivoglio, has served as our sole director and sole executive officer since June 2014. For over 15 years, Mr. Bentivoglio has been a senior partner of Profit Consultants, Inc. an international consulting firm with offices in Houston, Texas, Montreal, Canada and London, UK. Mr. Bentivoglio has experience in mergers and acquisitions of publicly traded companies, and has served in general management roles with global restaurant chains and has experience in financial restructuring. Mr. Bentivoglio has an education in Business Administration.

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

BOARD MEETINGS AND STOCKHOLDER COMMUNICATIONS

The Board conducted all of its business and approved all corporate action during the fiscal year ended August31, 2015 by the unanimous written consent of its members, in the absence of formal board meetings.  We have not yet established a policy with respect to Board members’ attendance at the annual meetings.  A stockholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer at the address appearing on the first page of this report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Table of Contents	36

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

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS

The following table shows the compensation awarded or paid to, or earned by, John Bentivoglio, our Chief Executive Officer (the "Named Executive Officer”) for fiscal years ended September 30, 2015 and August 31, 2014, respectively. We did not have any other executive officers during the year ended August 31, 2015 and no other individual employed by the Company earned more than $100,000 in salary and bonus for the year ended August 31, 2015.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	ALL OTHER COMPENSATION ($)		TOTAL ($)
John Bentivoglio	2015	0	0	0	125,0000	(2)	125,000
President; Chief Executive Officer; and Director (1)	2014	0	0	0	0		0

(1)	John Bentivoglio became our sole executive officer and sole director on June 9, 2014.
(2)	Amount accrued for services pursuant to employment agreement.

EQUITY INCENTIVE PLANS

On January 25, 2015, our Board of Directors adopted the Event Cardio Group Inc. 2015 Equity Incentive Plan ("equity incentive plan") which allows for the granting of incentive stock options to employees of the Company, a parent or a subsidiary and the granting of awards other than incentive stock options to employees, directors and consultants. The maximum number of shares of common stock which may be issued pursuant to the equity incentive plan is 10,000,000 shares.

OPTION GRANTS IN LAST FISCAL YEAR

We did not grant to the Named Executive Officer options to purchase shares in fiscal 2015 or 2014.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

None of our officers held options to purchase shares of our common stock during fiscal 2015 or 2014.

Table of Contents	37

EMPLOYMENT AGREEMENTS

John Bentivoglio is employed as our CEO and President pursuant to an Employment Agreement dated August 27, 2015 for an initial term of three years (with successive automatic annual one renewal terms, unless the Company or Mr. Bentivoglio gives written notice to the other to terminate the agreement within 120 days before the expiration of the initial term or any renewal term) at a base salary of $225,000 per annum. He also is entitled to receive $125,000 for past services. Payment of the base salary for the initial term and the amount payable for past services is subject to the Company having sufficient cash to make such payment as determined by the Board of Directors in its sole discretion. To date, Mr. Bentivoglio has not received the amount due for past services or any salary due pursuant to his Employment Agreement.

Mr. Bentivoglio is subject to certain restrictive covenants which prohibit him during the term of his employment and for a period of 12 months following the termination of his employment from:

(i)	directly or indirectly, owning any interest in, participating or engaging in, assisting, rendering any services (including advisory services) to, becoming associated with, working for, serving (in any capacity whatsoever, including, without limitation, as an employee, consultant, advisor, agent, independent contractor, officer or director) or otherwise becoming in any way or manner connected with the ownership, management, operation, or control of, any business, firm, corporation, partnership or other entity (collectively referred to herein as a “Person”) that engages in, or assists others in engaging in or conducting a medical diagnostic business that provides products and/or services which are competitive with those provided by the Company; provided, however, the foregoing restriction shall not prohibit Mr. Bentivoglio from owning or acquiring securities issued by any corporation which neither directly nor indirectly competes with the Company and whose securities are listed with a national securities exchange or are traded in the over-the-counter market, provided that he at no time owns, directly or indirectly, beneficially or otherwise, five (5%) percent or more of any class of any such corporation ‘s outstanding capital stock.
(ii)	knowingly providing or soliciting to provide to any Person or individual medical diagnostic products/ and or services that are competitive with those provided by the Company, or (ii) any medical diagnostic products/ and or services to any customer of the Company.
(iii)	soliciting, hiring or seeking to solicit or hire any of the Company’s personnel in any capacity whatsoever or inducing or attempting to induce any of the Company’s personnel to leave the employ of the Company to work for Mr. Bentivoglio or anyone else.

In addition, Mr. Bentivoglio is subject to a non-disclosure covenants which prohibits him during the term of his employment and thereafter from divulging to others, or using to the detriment of the Company or in any business competitive with any business engaged in by the Company or any of its subsidiary or affiliated companies, any confidential or trade secret information obtained by him during the course of his employment with the Company relating to sales, salesmen, sales volume or strategy, customers, formulas, processes, methods, compositions, ideas, improvements or inventions belonging to or relating to the business of the Company, or its subsidiary or affiliated companies.

DIRECTOR COMPENSATION

Our sole director is John Bentivoglio, our CEO and President. We have not compensated Mr. Bentivoglio for his service on the Board apart from amounts due pursuant to his Employment Agreement.   We may issue shares of our common stock or options to acquire shares of our common stock to members of our Board in consideration for their services as members of our Board.  We do expect to reimburse Directors for expenses incurred in connection with their attendance at meetings of the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of the Company’s common stock and preferred stock by the following persons as of December 1, 2015:

Table of Contents	38

•	each of the Company’s executive officers;
•	each of the Company’s directors;
•	all of the Company’s directors and executive officers as a group; and
•	each beneficial owner of more than 5 percent of any class of our voting securities.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of the Company’s common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 1, 2015 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Applicable percentage voting power is based on 115,330,321 shares of common stock outstanding.

Shares Beneficially Owned

	Common Stock
Name of Beneficial Owner	Shares	%

Officers and Directors
John Bentivoglio (1)(3)	29,812,500	25.85%
All directors and Executive Officers as a group	29,812,500	25.85%
The Nick Bozza Family Trust (2)	29,812,500	25.85%
Nick Bozza, Trustee (1)(3)	29,812,500	25.85%
Louise Bozza, Trustee (1)(3)	29,812,500	25.85%
Lily Gascoigne, Trustee (1)(3)	29,812,500	25.85%
The John Bentivoglio Family Trust (2)	29,812,500	25.85%
John Bentivoglio, Trustee (1)(3)	29,812,500	25.85%
Michael Bentivoglio, Trustee (1)(3)	29,812,500	25.85%
Christina Cecchini, Trustee (1)(3)	29,812,500	25.85%
The Sgro (2010) Family Trust (2)	19,875,000	17.23%
Frank Sgro, Trustee (1)(3)(4)	19,875,000	17.23%
Diane Sgro, Trustee (1)(3)	19,875,000	17.23%
Gino Alberelli, Trustee (1)(3)	19,875,000	17.23%

(1)	Represents shares beneficially owned by a family trust of which the listed beneficial owner is a co-trustee and as a result could be deemed to have shared voting and dispositive power and be the beneficial owner of the shares owned by the family trust.
(2)	Represents shares beneficially owned by the listed beneficial owner. The shares owned by the listed trust is held of record by John Bentivoglio, Nick Bozza or Frank Sgro, as a nominee for the trust of which he is a trustee.
(3)	Each individual included in the table disclaims beneficial ownership of shares beneficially owned by the family trust of which he/she is a co-trustee.
(4)	Does not include 59,625,500 shares pledged to an entity controlled by Mr. Sgro as security for guarantees by the pledgees of loans made by such entity to the Company. The loan is not in default and lender does not currently have voting, dividend or any similar rights with respect to the shares subject to the pledge.

Table of Contents	39

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On June 5, 2014, Nick Bozza and John Bentivoglio assigned any and all rights they might have had in the design of our cardiac monitor to us and we granted an exclusive license to promote, advertise, manufacture, distribute and sell our cardiac monitoring device in Canada, excluding the Province of Ontario, to a company beneficially owned by The John Bentivoglio Family Trust and the Nick Bozza Family Trust which collectively own approximately 51.70% of our common stock. Such rights with respect to Ontario were licensed to The Nick Bozza Family Trust. For additional information with respect to this license agreement, See the discussion under the caption “Licenses to Affiliates” in Item 1. “Business” of this report.

ECG has purchased in the past, and will continue to purchase in the future, services with respect to the development of its cardiac monitors from Contex, a corporation partially owned (40% of the voting stock and 34% of all capital stock) by an entity owned by The Nick Bozza Family Trust, The John Bentivoglio Family Trust and The Sgro (2010) Family Trust which collectively own approximately 70% of our common stock (our “Controlling Stockholders”). In addition, our sole director and sole executive officer, Mr. John Bentivoglio, is a trustee of The John Bentivoglio Family Trust, the beneficiaries of which are members of his family. In this connection ECG paid Contex $41,756 during the 12-month period ended August 31, 2014. While the Company believes that it is currently purchasing services from Contex on comparable or better terms than those available from other sources for the same or equivalent services, there can be no assurance that the Company will, in the future, be able to do so. The existence of this relationship can create conflicts of interests between the significant stockholders of the Company and the Company and between our executive officer and the Company, given that our executive officer will be negotiating contracts and overseeing the delivery of services by Contex, an entity in which his affiliate has an interest.

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

During the fiscal year ended August 31, 2014, the Company borrowed $418,000 Canadian ($384,978 USD) from a company owned by Frank Sgro, a trustee of The Sgro (2010) Family Trust, which loan is payable on June 1, 2016, together with interest at a rate of 12% per annum, compounded monthly. ECG’s shareholders (who are now our Controlling Stockholders) guaranteed ECG’s obligations under the May Loan Agreement with recourse exclusively to the shares they owned of ECG. As a result of the Share Exchange, we have agreed to guaranty ECG’s obligations under the May Loan Agreement and pledge the shares of ECG that we acquired in the Shares Exchange to the lender as security for our guaranty. Our guaranty is secured by a lien on all of our assets. In addition, our Controlling Stockholders guaranteed ECG’s obligations under the May Loan Agreement with recourse exclusively to the shares of our common stock that they acquired in the Share Exchange.

On August 19, 2015, the Company and the party which loaned it the CAD $583,000 referred to above, confirmed their agreement to extend the maturity date of the CAD $583,000 Note to June

1, 2016 and the Company borrowed from the lender an additional CAD $63,855. Interest on the promissory note of the Company in the principal amount of CAD $63,855 evidencing its obligation to repay the additional loan accrues at the rate of 12% per annum compounded monthly until paid in full. The maturity date of the new loan is also June 1, 2016.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Table of Contents	40

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to Event Cardio Group, Inc. and its predecessor, 2340960 Ontario Inc., by Paritz & Co., P.A for professional services rendered for the fiscal years ended August 31, 2015 and 2014, and fees billed to the registrant, as a shell company for the fiscal year September 30, 2014 (prior to the reverse acquisition) by M&K CPAS, PLLC, respectively:

	Fiscal year ended
	August 31,		September 30,
	2015	2014	2014
Audit Fees	$12,000	$6,000	$11,500
Audit Related Fees	—	—	6,060
Tax Fees	—	—	—
All Other Fees	—	—	—

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

Approval of Services

The Company does not have an audit committee. As a result, our board of directors performs the duties and functions of an audit committee. The Company's Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

Table of Contents	41

PART IV

ITEM 15   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Financial statements for our company are listed in the index under Item 8 of this report.

(b) Exhibits	Description
2.1	Form of Share Exchange Agreement made and entered into as of the 8th day of September, 2014 by and between (i) Sunrise Holdings Limited, a Nevada corporation and (ii) Nick Bozza, as nominee for Nick Bozza, Louise Bozza and Lilly Gascoigne as Trustees for the Nick Bozza Family Trust, (iii) John Bentivoglio, as nominee for Gianfranco Bentivoglio, Michael Bentivoglio and Christina Cecchini as Trustees for the John Bentivoglio Family Trust, (iv) Taunton Ravenscroft Inc. as nominee for Frank Sgro, Diane Sgro and Gino Alberelli as Trustees for the Sgro (2010) Family Trust, (v)The Nick Bozza Family Trust, (vi) The John Bentivoglio Family Trust and (vii) The Sgro (2010) Family Trust. Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 9, 2014 and incorporated herein by this reference.
3.1	Articles of Incorporation filed on October 25, 2005 in the State of Nevada. Filed as an exhibit to the Company's Registration Statement on Form 10-SB filed with the SEC on March 22, 2007 and incorporated herein by this reference.
3.2	Certificate of Amendment to Articles of Incorporation filed on October 4, 2006. Filed as an exhibit to the Company's Registration Statement on Form 10-SB filed with the SEC on March 22, 2007 and incorporated herein by this reference.
3.3	Certificate of Amendment to the Company’s Articles of Incorporation filed on November 6, 2014 and effective on November 7, 2014. Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 10, 2014 and incorporated herein by this reference.
3.4	Bylaws filed on Form 10-SB filed with the Securities and Exchange Commission on March 22, 2007. Filed as an exhibit to the Company's Registration Statement on Form 10-SB filed with the SEC on March 22, 2007 and incorporated herein by this reference.
10.1	Securities Purchase Agreement, dated as of May 14, 2014, by and among John Bentivoglio and each of Sunrise Lighting Holdings Limited, Shaojun Sun and Xuguang Sun. Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on June 16, 2014 and incorporated herein by this reference.
10.2	Event Cardo Group Inc. 2015 Equity Incentive Plan. Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333- 205794) filed with the SEC on January 30, 2015 and incorporated by reference herein.
10.3	Agreement dated as of May 22, 2014 between Contex International Technologies (Canada) Inc., 2340960 Ontario Inc., Richard Smith, Ricardo Alberto and Rodriguez Cornejo. Filed as an exhibit to the Company’s Current Report on Form 8-K/A, as filed with the SEC on November 26, 2014 and incorporated herein by this reference.
10.4	Assignment Agreement dated as of June 5, 2014 between 2340960 Ontario Inc., Event Cardio Group Inc., Nicholas D. Bozza and John Bentivoglio. Filed as an exhibit to the Company’s Current Report on Form 8-K/A, as filed with the SEC on November 26, 2014 and incorporated herein by this reference.
10.5	Loan Agreement dated as of May 20, 2014, by and between among, 2399371 Ontario Inc. , and Event Cardio Group, Inc., 2340960 Ontario Inc., Taunton Ravenscroft Inc., Gianfranco Bentivoglio and Nicholas Bozza. Filed as an exhibit to the Company’s Current Report on Form 8-K/A, as filed with the SEC on November 26, 2014 and incorporated herein by this reference.
10.6	Promissory Note dated as of the 20th day of May, 2014 issued by 2340960 Ontario Inc., and related guaranties of Taunton Ravenscroft Inc., John Bentivoglio and Nicholas Bozza and 2399371 Ontario Inc. Filed as an exhibit to the Company’s Current Report on Form 8-K/A, as filed with the SEC on November 26, 2014 and incorporated herein by this reference.
Table of Contents	42

10.7	Share Pledge Agreement dated May 28, 2014 between Nicholas D. Bozza and Gianfranco Bentivoglio and Taunton Ravenscroft Inc. and 2399371 Ontario Inc. Filed as an exhibit to the Company’s Current Report on Form 8-K/A, as filed with the SEC on November 26, 2014 and incorporated herein by this reference.
10.8	Employment Agreement dated as of August 27, 2015 with John Bentivoglio.
10.9	8% Convertible Note due January 31, 2018 issued to Medpac.
16.1	Letter from Accountants. Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as filed with the SEC on January14, 2015 and incorporated herein by this reference.
21	List of subsidiaries. Filed as an exhibit to the Company’s Current Report on Form 10-Q for the quarter ended November 30, 2014, as filed with the SEC on January 20, 2015 and incorporated herein by this reference.
31	Sec. 302 Certification of CEO/CFO
32	Sec. 906 Certification of CEO/CFO

Table of Contents	43

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Event Cardio Group Inc.

Dated: December 14, 2015	By:	/s/ John Bentivoglio
	Name: Title:	John Bentivoglio Chief Executive Officer acting Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 14, 2015.

Signature	Title

/s/ John Bentivoglio	Chief Executive Officer , Chief Financial Officer and a Director
John Bentivoglio	(Principal Executive Officer and Principal Accounting Officer)

Table of Contents	44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Event Cardio Group, Inc.

We have audited the accompanying consolidated balance sheets of Event Cardio Group, Inc. (the “Company”), as of August 31, 2015 and 2014 and the related consolidated statements of comprehensive loss, changes in stockholders’ deficit and cash flows for the years ended August 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Event Cardio Group, Inc. as of August 31, 2015 and 2014, and the results of their operations and their cash flows for the years ended August 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has not generated any revenue since inception, has incurred losses, and has an accumulated deicit of $2,980,587 as of August 31, 2015. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

December 11, 2015

Table of Contents	45

 EVENT CARDIO GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 EVENT CARDIO GROUP INC.

CONSOLIDATED BALANCE SHEETS

	August 31, 2015	August 31, 2014
ASSETS:
Current Assets
Cash	$32,427	$86,617
Prepaid expenses	568,537	—
Financing costs, net	105,999	—
Total Current Assets	706,963	86,617
Prepaid expenses - non-current portion	392,516	—
Property and Equipment, net	1,214	2,960
Deposit on equipment purchase	150,000	—
Financing costs, net	—	40,097
TOTAL ASSETS	$1,250,693	$129,674
LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$598,835	$56,197
Due to related parties	55,864	74,423
Notes payable - related parties	549,502	—
Total Current Liabilities	1,204,201	130,620
Convertible Notes Payable	525,000	—
Notes Payable - Related Parties	—	384,978
TOTAL LIABILITIES	1,729,201	515,598
Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Common stock,190,000,000 shares authorized at $0.001 par value, 79,500,000 shares issued and outstanding at August 31, 2014 and 109,460,321 at August 31, 2015	109,460	79,500
Additional paid in capital	2,110,237	—
Equity instruments to be issued	168,950	—
Accumulated other comprehensive income	103,432	4,999
Accumulated deficit	(2,980,587)	(467,483)
Total Event Cardio Group Inc. stockholders' equity (deficiency)	(478,508)	(372,984)
Non-controlling interest	—	(12,940)
TOTAL STOCKHOLDERS' DEFICIT	(478,508)	(385,924)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,250,693	$129,674

Table of Contents	46

EVENT CARDIO GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended August 31, 2015	Year ended August 31, 2014
Revenue	$—	$—
Operating Expenses
General and administrative	1,185,356	122,421
Research and development - related party	952,188	41,756
Research and development - other	270,633	—
Total Operating Expenses	2,408,177	164,177
Loss from Operations	(2,408,177)	(164,177)
Other Expenses
Interest expense - related parties	71,104	—
Interest expense - other	14,000	—
Impairment of goodwill	—	181,297
Loss before Income Taxes	(2,493,281)	(345,474)
Provision for Income Taxes	—	—
Net Loss	(2,493,281)	(345,474)
Net loss attributable to non-controlling interests	—	12,940
Net loss attributable to Event Cardio Group Inc. stockholders	$(2,493,281)	$(332,534)
Other Comprehensive Income
Foreign currency translation adjustment	98,433	3,102
Comprehensive Loss	$(2,394,848)	$(342,372)
Comprehensive loss attributable to non-controlling interests	—	—
Comprehensive loss attributable to Event Cardio Group Inc. stockholders	$(2,394,848)	$(342,372)
Loss per Share:
Basic and Diluted loss per share	$(0.03)	$(0.00)
Weighted Average Number of Shares Outstanding Basic and Diluted	95,254,771	79,500,000

Table of Contents	47

EVENT CARDIO GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED AUGUST 31, 2015 and 2014

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Equity Instruments to be issued	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
Balance August 31, 2013	2,680	$263	—	$—	$—	$—	$1,897	$(45,712)	$—	$(43,552)
Net comprehensive income (loss)	—	—	—	—	—	—	3,102	(345,474)	—	(342,372)
Effect of reverse merger	79,497,320	79,237	10,000,000	10,000	—	—	—	(89,237)	—	—
Balance, August 31, 2014	79,500,000	$79,500	10,000,000	$10,000	$—	$—	$4,999	$(467,483)	$(12,940)	$(385,924)
Effect of reverse merger	6,882,773	6,883	—	—	—	—	—	(19,823)	12,940	—
Issued for cash	3,950,000	3,950	—	—	303,050	65,000	—	—	—	372,000
Issued as settlement of payable pursuant to license agreement	2,827,548	2,827	—	—	373,237	—	—	—	—	376,064
Issued for services	16,300,000	16,300	—	—	1,433,950	103,950	—	—	—	1,554,200
Net comprehensive	—	—	—	—	—	—	98,433	(2,493,281)	—	(2,394,848)
Balance, August 31, 2015	109,460,321	109,460	10,000,000	$10,000	$2,110,237	$168,950	$103,432	(2,980,587)	$—	$(478,508)

Table of Contents	48

 EVENT CARDIO GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED AUGUST 31, 2015 and 2014

For the years ended August 31	2015	2014
Cash Flows from Operating Activities
Net loss	$(2,493,281)	$(345,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid expenses	500,686	—
Depreciation of property and equipment	1,328	1,490
Amortization of financing costs	31,712	7,087
Stock based compensation	518,125	—
Impairment of goodwill	—	181,297
Changes in assets and liabilities:
Prepaid expenses	(135,550)	23,994
Accounts payable	542,638	48,035
Net cash used in operating activities	(1,034,342)	(83,571)

Cash Flows from Investing Activities
Deposit on equipment purchase	(150,000)	—
Acquisition of subsidiary	—	(181,297)
Net cash used in investing activities	(150,000)	(181,297)

Cash Flows from Financing Activities
Repayments of due to related parties	(9,898)	(13,744)
Advances to related parties	—	12,736
Proceeds from notes payable - related parties	268,389	384,978
Proceeds from convertible notes payable	500,000	—
Proceeds from issuance of common shares	307,000	—
Proceeds received on equity instruments to be issued	65,000	—
Payment of financing costs	—	(47,184)
Net cash provided by financing activities	1,130,491	336,786
Effect of exchange rate on cash	(339)	3,218
Increase (Decrease) in Cash	(54,190)	75,136
Cash, beginning of year	86,617	11,481
Cash, end of year	$32,427	$86,617
Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$—	$—
Taxes	—	—

Non-Cash Supplemental Cash Flow Information:
Issuance of common stock for services recorded as prepaid expense	$955,125	$—

Table of Contents	49

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2015 and August 31, 2014

1. OVERVIEW

Description of Business

Event Cardio Group Inc. ("the Company") was incorporated under the name Sunrise Holdings Limited on October 26, 2005 under the laws of Nevada and changed its name to Event Cardio Group Inc. on November 7, 2014. The Company is developing a cardiac monitoring device based on a wireless and leadless advance cardiac monitor. Upon completion of the development the device will collect medical data and transmit it to physicians for diagnostic evaluation. The Company also has a license agreement to distribute a patented product in the use of breast disease detection.

On September 8, 2014, the Company entered into a share exchange agreement with 2340960 Ontario Inc.'s shareholders whereby the Company acquired all of the issued and outstanding common shares of 2340960 Ontario Inc. in exchange for 79,500,000 common shares of the Company. Upon completion of this transaction, the shareholders of 2340960 Ontario Inc. held approximately 93.6% of voting control of the Company. This transaction, has been accounted for as a reverse merger with 2340960 Ontario Inc. being the accounting acquirer and the Company being the acquiree. In connection with this transaction, the Company changed its fiscal year end from September 30th to August 31st.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenue since inception, has incurred losses, and has an accumulated deficit of $2,980,587 as of August 31, 2015. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern.

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

Basis of Presentation

These financial statements include the accounts of the Company and its wholly owned subsidiaries 2340960 Ontario Inc. and EFIL Sub of ECG Inc. All inter-company accounts and transactions have been eliminated.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and are presented in United States Dollars.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements and does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

Table of Contents	50

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2015 and August 31, 2014

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

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had no assets or liabilities required to be recorded at fair value on a recurring basis as of August 31, 2015 or August 31, 2014.

The estimated fair value of certain financial instruments, including cash and cash equivalents, and accounts payable are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features  are comparable to rates of returns for instruments of similar credit risk.

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

Included in prepaid expenses on the accompanying balance sheet at August 31, 2015 is $521,105 of the unamortized portion of share based payments for services to be rendered.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of August 31, 2015 or August 31, 2014.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions.

Table of Contents	51

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2015 and August 31, 2014

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

Transactions originating in Canadian dollars are translated to the functional currency of the US dollar as follows: using year end rates of exchange for assets and liabilities, average rates of exchange for the period of transactions for revenues and expenses and historical rates for equity.

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

Translation adjustments resulting from the process of translating the functional currency of Canadian dollar Canadian operation's financial statements into the reporting currency of U.S. dollar financial statements are included in determining comprehensive income. As of August 31, 2015 and August 31, 2014, the cumulative translation adjustment of $103,432 and $4,999 respectively was classified as accumulated other comprehensive income in the stockholders' equity section of the balance sheet. For the years ended August 31, 2015 and August 31, 2014, the foreign currency translation adjustment to accumulated other comprehensive income was $98,433 and $3,102 respectively.

Table of Contents	52

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2015 and August 31, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income (Loss) per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings (loss) per share on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive.

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

Property and Equipment

Property and equipment consists of computer equipment and is stated at cost. Computer equipment is depreciated using the straight-line method over the estimated service life of three years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

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

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. For the years ended August 31, 2015 and August 31, 2014 there was an impairment charge of $nil and $nil, respectively with respect to license agreement and an impairment charge of $nil and $181,297, respectively with respect to goodwill.

Table of Contents	53

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2015 and August 31, 2014

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. generally accepted accounting principles (GAAP). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year, as a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017 and interim periods therein, which is the Company's first quarter of fiscal 2019. Early adoption is permitted for all entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (ASU 2015-02). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 in the first quarter of fiscal 2017 is not expected to have a material impact on the Company’s financial condition or results of operations.

Table of Contents	54

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2015 and August 31, 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-12 in the first quarter of fiscal 2017 is not expected to have a material impact on the Company's financial condition or results of operations.

In August 2014, the FASB issued Accounting Standards Update 2014–15 (“ASU 2014-15), “Presentation of Financial Statements – Going Concern (Subtopic 205 – 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily around certain disclosures to the financial statements, we anticipate no impact on our financial position or results of operations from adopting this standard. We are currently assessing the additional disclosure requirements, if any, of ASU 2014-15. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted.

3. PROPERTY & EQUIPMENT

Property and equipment consists of the following as of August 31, 2015 and August 31, 2014:

			August 31, 2015	August 31, 2014
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Computer equipment	$3,645	$2,431	$1,214	$2,960
	$3,645	$2,431	$1,214	$2,960

Depreciation expense included in the consolidated statement of comprehensive loss for the years ended August 31, 2015 and 2014 was $1,746 and $1,859 respectively.

4. DUE TO RELATED PARTIES

The amounts due to related parties are non-interest bearing, with no fixed terms of repayment, are payable on demand and are unsecured. As of August 31, 2015 and August 31, 2014, the amounts of due to related parties are $55,864 and $74,423 respectively.

Table of Contents	55

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2015 and August 31, 2014

5. NOTES PAYABLE - RELATED PARTIES

As at August 31, 2015 and 2014, the Company has a promissory note to 2399371 Ontario Inc., a company owned by an affiliate, for $583,000 Canadian ($440,898 US$) and $418,000 Canadian ($384,978 US$), respectively. There have been no repayments to date on this note since its inception. The note bears interest at 12% per annum with principal and interest both payable on the maturity date of June 1, 2016, which has been extended from the original maturity date of December 1, 2015, in conjunction with the issuance of the additional promissory note described below and the commitment to issue equity instruments as described in Note 8. The note is secured by the common shares of 2340960 Ontario Inc. and a lien on all of the company's assets. This note has a provision whereby the company is restricted from issuing any shares of capital stock or borrowing any money unless one-half of the net proceeds of such issuance or borrowing, up to the amount of the outstanding principal and accrued interest on the note, are used to satisify the amounts due under the note.

As at August 31, 2015, the Company has an additional promissory note to 2399371 Ontario Inc., a company owned by an affiliate, for $64,500 Canadian ($48,779 US$) bearing interest at 12% per annum, principal and interest both payable on June 1, 2016. This note was issued in conjunction with the extension of the promissory note described above and the commitment to issue equity instruments as described in Note 8 The note is secured by the common shares of 2340960 Ontario Inc. and a lien on all of the company's assets.

In connection with the entry into the License Agreement described in Note 10, the Company borrowed CAD $79,106 ($59,825 US$) to be repaid on December 1, 2015, together with interest at the rate of 12% per annum from 9058583 Canada Inc., a corporation owned by affiliates. In conjunction with this loan, the Company entered into a Sublicense agreement with 9508583 Canada Inc. whereby 9508583 Canada Inc. will be granted the exclusive rights to distribute the BreastCare DTS™ product in Canada with royalties payable at the rate of 5.5% of net sales, as to be defined in the Sublicense Agreement, to the Company.

6. CONVERTIBLE NOTES PAYABLE

The company is offering, pursuant to a Regulation S Subscription Agreement and Investment Representation dated February 3, 2015, up to $2,000,000 of 8% convertible notes with interest payable annually on January 31st. The holder upon written notice to the company may elect to have accrued but unpaid interest added to the principal amount of the note in lieu of payment of interest. The principal amount of the note is payable on January 31, 2018. The note, or any part thereof and any unpaid interest is convertible into common shares of the company at any time at the option of the holder at a conversion price of $0.15 per common share. The note may be prepaid at any time in full by the company upon ten days notice to the holder. As at August 31, 2015, $525,000 of the convertible notes payable have been issued as follows.

Medpac Asia Pacific PTY Ltd. of Australia ("Medpac") for $500,000. In addition to the terms of the convertible note payable described above, if the note is prepaid by the company at any time prior to the maturity date, if the volume weighted average price of the common shares of the company for the ten trading days preceding the early repayment date is less than $0.15 per common share, then Medpac shall receive a number of common share purchase warrants sufficient to purchase up to 1% of the then outstanding number of common shares of the Company. Such common share purchase warrants once issued would be exercisable for a period of three years at an exercise price of $0.15 per common share, but may be exercised on a cashless basis in accordance with a specified formula.

Medpac has also received, for its services as part of the transaction noted above, a convertible note payable of $25,000 having the terms and conditions identical to Medpac's other convertible note payable described above, except that the number of common share purchase warrants potentially issuable upon early payment of the note would be sufficient to only purchase up to 0.0005% of the then outstanding common shares of the company.

Table of Contents	56

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2015 and August 31, 2014

6. CONVERTIBLE NOTES PAYABLE (Continued)

In conjunction with Medpac's investment noted above, the Company has agreed to enter into an exclusive Distribution Agreement with Medpac for the Company's BreastCare DTS™ and Now Cardio devices in Australia, New Zealand, Singapore, Thailand, Malaysia, Indonesia, Philippines, Vietnam, Laos, Cambodia Myanmar and Bangladesh. The Distribution Agreement will have an initial term of five years and can be renewed for an additional five years provided that agreed upon sales targets are met. If the company does not establish a manufacturing facility for its BreastCare DTS™ device in Southeast Asia within eighteen months of this agreement, Medpac and the company will form a joint venture to establish such a facility in the Philippines.

7. INCOME TAXES

The reconciliation of income tax (expense) benefit at the U.S. statutory rate of 35% for the periods ended August 31, 2015 and August 31, 2014, to the Company's effective tax rate is as follows:

	August 31, 2015	August 31, 2014
U.S. statutory rate	$872,648	$120,916
Tax rate difference between Canada and U.S.	(48,231)	(18,396)
Other	(468)	—
Change in valuation allowance	(823,949)	(102,520)
Effective tax rate	$—	$—

The tax effects of temporary differences that give rise to the Company's net deferred tax asset as of August 31, 2015 and August 31, 2014 are as follows:

	August 31, 2015	August 31, 2014
Net operating loss carryforwards	$922,520	$102,520
Temporary differences - intangible asset	3,949	—
Less: valuation allowance	(926,469)	(102,520)
Deferred tax assets	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, the Company has established a full valuation allowance against all of the deferred tax assets for every year because it is more likely than not that all of the deferred tax assets will not be realized.

The Company files income tax returns in Canada and the United States with varying statutes of limitations. The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of August 31, 2015 or August 31, 2014.

The tax rates in Canada for the wholly owned subsidiary 2340960 Ontario Inc. are 26.5% for 2015 and 15.5% for 2014.

The wholly owned subsidiary 2340960 Ontario Inc. has non-capital losses as at August 31, 2015 expiring as follows: 2033 - $42,736 (Canadian $); 2034 - $94,339 (Canadian $) and 2035 - $619,389 (Canadian $).

Table of Contents	57

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2015 and August 31, 2014

8. STOCKHOLDERS' DEFICIT

Common Shares and Common Share Purchase Warrant Issuance

On November 9, 2014, the Company issued 700,000 common shares for proceeds of $100,000.

On January 6, 2015, the Company issued 2,827,548 common shares valued at $376,064 in satisfaction of an obligation related to a license agreement as described in Note 10.

On January 30, 2015, the Company issued 250,000 common shares and 250,000 common share purchase warrants for total proceeds of $25,000.

On February 2, 2015, the Company issued 800,000 common shares for proceeds of $72,000.

On February 2, 2015, the Company issued 4,300,000 common shares in exchange for service agreements for a fair value of $387,000.

On March 4, 2015, the Company issued 2,900,000 common shares in exchange for service agreements for a fair value of $290,000.

On March 23, 2015, the Company issued 100,000 common shares in exchange for a service agreement for a fair value of $12,000.

On May 22, 2015, the Company issued 6,250,000 common shares in exchange for service agreements for a fair value of $500,000.

On August 27, 2015, the Company issued 2,200,000 common shares and 2,200,000 common share purchase warrants for total proceeds of $110,000.

On August 27, 2015, the Company issued 2,000,000 common shares in exchange for a service agreement for a fair value of $190,000.

On August 28, 2015, the Company issued 750,000 common shares in exchange for a service agreement for a fair value of $71,250.

Common Share Purchase Warrants

As of August 31, 2015 there are 2,450,000 common share purchase warrants issued and outstanding. 250,000 common share purchase warrants allow the holder to purchase 1 common share of the company at an exercise price of $0.20 per warrant up to the expiration date of January 31, 2016. 2,200,000 common share purchase warrants allow the holder to purchase 1 common share of the company at an exercise price of $0.10 per warrant up to the expiration date of August 27, 2019.

Equity Instruments to be issued

For services received for the year ended August 31, 2015 under a service agreement, the company is committed to issue 250,000 common shares, valued at $18,000 as of August 31, 2015.

Table of Contents	58

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2015 and August 31, 2014

8. STOCKHOLDERS' DEFICIT (Continued)

Equity Instruments to be issued (Continued)

For the extension of a note payable - related party and issuance of a new note payable related party as described in Note 5, the company is committed to issue 600,000 common shares, valued at $43,200 as of August 31, 2015 and 600,000 common share purchase warrants, which allow the holder to purchase 1 common share of the company at an exercise price of $0.10 per warrant up to four years from the date of issuance, valued at $42,750 as of August 31, 2015.

The company has received $65,000 related to subscriptions for 1,300,000 common shares to be issued in the future.

Commitment to Issue Shares

In exchange for a service agreement, the Company is required to issue 750,000 common shares on September 30, 2015. In exchange for a service agreement, the Company is required to issue 250,000 common shares on each of October 5, 2015; January 5, 2016; April 5, 2016 and July 5, 2016.

Equity Incentive Plan

The Company has created the Event Cardio Group Inc. 2015 Equity Incentive Plan ("equity incentive plan") which allows for the granting of incentive stock options to employees of the company, a parent or a subsidiary and the granting of awards other than incentive stock options to employees, directors and consultants. The maximum number of common shares which may be issued pursuant to the equity incentive plan at August 31, 2015 is 10,000,000. No incentive stock options have been granted as of August 31, 2015. A total of 2,750,000 common shares have been issued as of August 31, 2015 under this plan to a consultant.

9. RELATED PARTY

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

For the year ended August 31, 2015 and August 31, 2014, $952,188 and $41,756 respectively, have been incurred related to this agreement and have been expensed in research and development expense.

See Note 5 regarding notes payable - related parties.

The Company is related to the Chief Execuitive Officer ("CEO"), who is also the company's president and sole board member. For the year ended August 31, 2015 and August 31, 2014, $125,000 and $nil respectively, have been expensed related to compensation to the CEO and is included in accounts payable and general and administrative expense.

The company has entered into an employment agreement with the CEO for $225,000 per year up to August 27, 2018.

Table of Contents	59

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2015 and August 31, 2014

10. COMMITMENTS

In exchange for a service agreement, the Company is committed to pay $5,000 per month through August 5, 2016 and to issue 250,000 common shares on each of October 5, 2015; January 5, 2016; April 5, 2016 and July 5, 2016.

On October 24, 2014, the Company entered into a License Agreement with Life Medical Technologies, Inc. ('Life Medical") with respect to Life Medical’s “BreastCare DTS™” product and certain other technologies. The License Agreement grants the Company the exclusive right to distribute the BreastCare DTS™ in the United States, Canada and certain countries in Asia, including China. The Agreement calls for royalties of 5% on net sales, as defined in the License Agreement, and requires minimum annual royalties of $100,000 in 2015 and $200,000 each year thereafter.

As part of entering into the License Agreement, the Company entered into release agreements with certain creditors of Life Medical Technologies, Inc. which held judgments against Life Medical in the aggregate amount of approximately $501,000. Pursuant to the Release Agreements, the Company agreed to pay those Creditors an aggregate of $501,064, satisfied through the issuance of common shares, as described in Note 8, valued at $376,064 and payment of $125,000 cash. These amounts have been considered prepayments of the royalties commitment note above and are included in prepaid expenses on the accompanying balance sheet at August 31, 2015. For the year ended August 31, 2015, $66,667 of the above noted prepayment has been expensed. The recipients of 526,315 shares related to the royalties noted above, valued at $70,000, are also to be paid in cash or shares of common stock, at the company's option, an amount equal to the excess, if any, of $70,000 over the value of such shares as of December 12, 2015.

11. CONTINGENCIES

On November 24, 2015, the company received a notice of default from Medpac, the company who holds the $500,000 convertible note payable described in Note 6. Medpac contends that the company has defaulted under the provisions of this note payable and have thus demanded repayment of the full amount of the note payable and interest payable to date by December 30, 2015 (estimated to be a total of $526,667). In addition, Medpac contends that the company will be obligated to pay the costs of collection, including legal fees and expenses. It is management's contention that the company has not defaulted under the provisions of the note payable and thus is not required to repay the note payable or interest payable at this time. The outcome of this contingency is not determinable at this time.

On November 30, 2015, the company's subsidiary EFIL Sub of ECG Inc. received a breach of contract notice related to its license agreement with Life Medical as described in Note 10. Life Medical contends that the company has defaulted under the provisions of this agreement and have thus triggered penalty clauses in the agreement. Life Medical is now demanding payment of these penalties. As per the breach of contract notice details, it is estimated that the total penalty could be as high as $770,000 based on the formula: $1 per every 100 people in each designated country, up to a maximum of $150,000 per designated country, with a total of seven countries identified in the notice. In addition due to this breach, Life Medical also contends that the license rights to the seven countries identified now belongs exclusively to Life Medical. It is management's contention that the company has not defaulted under the provisions of the agreement and thus is not required to pay any such penalties, nor have the licensing rights reverted back to Life Medical in the seven countries identified. The outcome of this contingency is not determinable at this time.

Table of Contents	60

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2015 and August 31, 2014

12. SUBSEQUENT EVENTS

On September 28, 2015, the Company issued 4,300,000 common shares and 4,300,000 common share purchase warrants, which allow the holder to purchase 1 common share of the company at an exercise price of $0.10 per warrant up to September 28, 2019, for total proceeds of $210,000. In conjunction with this common share issuance, the company issued 320,000 common shares to a company that arranged a portion of the financing.

On September 28, 2015, the Company issued 1,250,000 common shares in satisfaction of the obligation to issue 250,000 common shares as described in Note 8 under equity instruments to be issued and the commitment to issue 250,000 common shares on each of October 5, 2015; January 5, 2016; April 5, 2016 and July 5, 2016 as per a service agreement as described in Note 10.

On October 8, 2015, the Company cancelled 10,000,000 preferred shares which were owned by the company's subsidiary 2340960 Ontario Inc. for proceeds of $nil.

Table of Contents	61