Form 10-Q
period 2015-11-30
Event Cardio Group Inc.
filed 2016-01-14
CIK 1394130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 30, 2015

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 0-52518

EVENT CARDIO GROUP INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20 - 8051714
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7694 Colony Palm Drive Boynton Beach, Florida	33436
(Address of principal executive offices)	(Zip code)

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

As of November 30, 2015, 116,205,321 shares of Common Stock, $0.001 par value, were outstanding.

EVENT CARDIO GROUP INC.

CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVENT CARDIO GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 30, 2015	August 31, 2015
ASSETS:

Current Assets
Cash	$19,214	$32,427
Prepaid expenses	561,754	568,537
Financing costs, net	71,423	105,999
Total Current Assets	652,391	706,963
Prepaid expenses - non-current portion	310,021	392,516
Property and Equipment, net	905	1,214
Deposit on equipment purchase	250,000	150,000
TOTAL ASSETS	$1,213,317	$1,250,693

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities
Accounts payable	$663,552	$598,835
Due to related parties	41,284	55,864
Notes payable - related parties	546,320	549,502
Total Current Liabilities	1,251,156	1,204,201
Convertible Notes Payable	525,000	525,000
TOTAL LIABILITIES	1,776,156	1,729,201

Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock,190,000,000 shares authorized at $0.001 par value, 116,205,321 shares issued and outstanding at November 30, 2015 and 109,460,321 issued and outstanding at August 31, 2015	116,205	109,460
Additional paid in capital	2,533,492	2,110,237
Equity instruments to be issued	125,950	168,950
Accumulated other comprehensive income	161,916	103,432
Accumulated deficit	(3,510,402)	(2,980,587)
TOTAL STOCKHOLDERS' DEFICIT	(562,839)	(478,508)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,213,317	$1,250,693

Table of Contents	1

EVENT CARDIO GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED NOVEMBER 30,

(Unaudited)

	2015	2014
Revenue	$—	$—

Operating Expenses
General and administrative	387,533	112,639
Research and development - related party	—	134,813
Research and development - other	80,210	10,000
Total Operating Expenses	467,743	257,452
Loss from Operations	(467,743)	(257,452)

Other Expenses
Interest expense - related parties	16,990	19,590
Interest expense - other	10,500	—
Amortization - loan costs	34,582	8,707
Loss before Income Taxes	(529,815)	(285,749)
Provision for Income Taxes	—	—
Net Loss	$(529,815)	$(285,749)
Other Comprehensive Income
Foreign currency translation adjustment	58,484	(16,156)
Comprehensive Loss	$(471,331)	$(301,905)

Loss per Share:
Basic and Diluted loss per share	$(0.005)	$(0.004)
Weighted Average Number of Shares Outstanding Basic and Diluted	113,783,783	80,871,696

Table of Contents	2

EVENT CARDIO GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED NOVEMBER 30,

(Unaudited)

	2015	2014
Cash Flows from Operating Activities
Net loss	$(529,815)	$(285,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid expenses	283,503	—
Depreciation of property and equipment	304	500
Amortization of financing costs	34,582	10,707

Changes in assets and liabilities:
Prepaid expenses	12,775	(62,500)
Accounts payable	64,717	66,918
Net cash used in operating activities	(133,934)	(270,124)

Cash Flows from Investing Activities
Deposit on equipment purchase	(100,000)	—
Net cash used in investing activities	(100,000)	—

Cash Flows from Financing Activities
Repayments of due to related parties	(14,358)	—
Advances from related parties	—	7,241
Proceeds from notes payable - related parties	—	195,205
Proceeds from issuance of common shares	180,000	100,000
Net cash provided by financing activities	165,642	302,446
Effect of exchange rate on cash	55,079	(16,156)

Increase (Decrease) in Cash	(13,213)	16,166
Cash, beginning of period	32,427	86,617
Cash, end of period	$19,214	$102,783
Suppmental Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	—	—

Non-Cash Suppmental Cash Flow Information:
Issuance of common shares for services recorded as prepaid expense	$207,000	$—

Table of Contents	3

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2015 and August 31, 2015

1. OVERVIEW

Description of Business

Event Cardio Group Inc. (the “Company") was incorporated under the name Sunrise Holdings Limited on October 26, 2005 under the laws of Nevada and changed its name to Event Cardio Group Inc. on November 7, 2014. The Company is developing a cardiac monitoring device based on a wireless and leadless advanced cardiac monitor. Upon completion of the development the device will collect medical data and transmit it to physicians for diagnostic evaluation. The Company also has a license agreement to distribute a patented product in the use of breast disease detection.

On September 8, 2014, the Company entered into a share exchange agreement with 2340960 Ontario Inc.'s shareholders whereby the Company acquired all of the issued and outstanding common shares of 2340960 Ontario Inc. in exchange for 79,500,000 common shares of the Company. Upon completion of this transaction, the shareholders of 2340960 Ontario Inc. held approximately 93.6% of voting control of the Company. This transaction has been accounted for as a reverse merger with 2340960 Ontario Inc. being the accounting acquirer and the Company being the acquiree. In connection with this transaction, the Company changed its fiscal year end from September 30th to August 31st.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenue since inception, has incurred losses, and has an accumulated deficit of $3,510,402 as of November 30, 2015. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern.

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of  November 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended November 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the form 10-K filed with the SEC on December 14, 2015.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements and does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

Table of Contents	4

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2015 and August 31, 2015

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

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had no assets or liabilities required to be recorded at fair value on a recurring basis as of November 30, 2015 or August 31, 2015.

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

Share Based Compensation

The Company applies ASC 718 Share-Based Compensation and ASC 505 Equity to account for service provider share-based payments. In accordance with ASC 718 and ASC 505, the Company determines whether a share based payment should be classified and accounted for as a liability award or equity award. All grants of share-based payments to service providers are classified as equity awards and are recognized in the financial statements over the period in which the services are received based on the fair value determined as of the measurement date. Included in prepaid expenses on the accompanying balance sheet at November 30, 2015 and August 31, 2015 is the unamortized portion of share based payments for services to be rendered of $728,247 and $791,962 respectively.

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

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2015 and August 31, 2015

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

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

Transactions originating in Canadian dollars are translated to the functional currency of the US dollar as follows: using period end rates of exchange for assets and liabilities, average rates of exchange for the period of transactions for revenues and expenses and historical rates for equity.

The financial statements of the Company's Canadian operations are translated from the functional currency of the Canadian dollar into the reporting currency of the United States dollar in accordance with ASC 830, Foreign Currency Matters, using period end rates of exchange for assets and liabilities, average rates of exchange for the period for revenues and expenses and historical rates for equity.

Translation adjustments resulting from the process of translating the functional currency of Canadian dollar Canadian operation's financial statements into the reporting currency of U.S. dollar financial statements are included in determining comprehensive income. As of November 30, 2015 and August 31, 2015, the cumulative translation adjustment of $161,916 and $103,432 respectively was classified as accumulated other comprehensive income in the stockholders' deficit section of the balance sheet. For the periods ended November 30, 2015 and November 30, 2014, the foreign currency translation adjustment to accumulated other comprehensive income was $58,484 and $(16,156) respectively.

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

November 30, 2015 and August 31, 2015

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

November 30, 2015 and August 31, 2015

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

3. DUE TO RELATED PARTIES

The amounts due to related parties are non-interest bearing, with no fixed terms of repayment, are payable on demand and are unsecured. As of November 30, 2015 and August 31, 2015, the amounts of due to related parties are $41,284 and $55,864 respectively.

4. NOTES PAYABLE - RELATED PARTIES

As at November 30, 2015 and August 31, 2015, the Company has a promissory note to 2399371 Ontario Inc., a company owned by an affiliate, for $583,000 Canadian ($438,346 US$) and $583,000 Canadian ($440,898 US$), respectively. There have been no repayments to date on this note since its inception. The note bears interest at 12% per annum with principal and interest both payable on the maturity date of June 1, 2016, which has been extended from the original maturity date of December 1, 2015, in conjunction with the issuance of the additional promissory note described below and the commitment to issue equity instruments as described in Note 6. The note is secured by the common shares of 2340960 Ontario Inc. and a lien on all of the company's assets. This note has a provision whereby the company is restricted from issuing any shares of capital stock or borrowing any money unless one-half of the net proceeds of such issuance or borrowing, up to the amount of the outstanding principal and accrued interest on the note, are used to satisify the amounts due under the note. As at November 30, 2015, the Company has a promissory note to 2399371 Ontario Inc., a company owned by an affiliate, for $64,500 Canadian ($48,496 US$) bearing interest at 12% per annum, principal and interest both payable on June 1, 2016. This note was issued in conjunction with the extension of the promissory note described above and the commitment to issue equity instruments as described in Note 6. The note is secured by the common shares of 2340960 Ontario Inc. and a lien on all of the company's assets.

As at November 30, 2015, the Company has a promissory note to 9058583 Canada Inc., a company owned by affiliates, for $79,106 Canadian ($59,478 US$) bearing interest at 12% per annum, principal and interest both payable on June 1, 2016. In conjunction with this note, the Company entered into a Sublicense agreement with 9508583 Canada Inc. whereby 9508583 Canada Inc. was granted the exclusive rights to distribute the BreastCare DTS™ product in Canada with royalties payable at the rate of 5.5% of net sales, as to be defined in the Sublicense Agreement, to the Company.

Table of Contents	8

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2015 and August 31, 2015

4. NOTES PAYABLE - RELATED PARTIES (Continued)

Accrued interest on notes payable - related parties as at November 30, 2015 and August 31, 2015 was $81,594 and $65,100 respectively and is included in accounts payable.

5. CONVERTIBLE NOTES PAYABLE

The company offerred, pursuant to a Regulation S Subscription Agreement and Investment Representation dated February 3, 2015, up to $2,000,000 of 8% convertible notes with interest payable annually on January 31st. The holder upon written notice to the company may elect to have accrued but unpaid interest added to the principal amount of the note in lieu of payment of interest. The principal amount of the note is payable on January 31, 2018. The note, or any part thereof and any unpaid interest is convertible into common shares of the company at any time at the option of the holder at a conversion price of $0.15 per common share. The note may be prepaid at any time in full by the company upon ten days notice to the holder. As at November 30, 2015, $525,000 of the convertible notes payable have been issued as follows.

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

Medpac has also received, for its services as part of the transaction noted above, a convertible note payable of $25,000 having terms and conditions identical to Medpac's other convertible note payable described above, except that the number of common share purchase warrants potentially issuable upon early payment of the note would be sufficient to only purchase up to 0.0005% of the then outstanding common shares of the company.

At the time of Medpac's investment noted above, the Company agreed to enter into an exclusive Distribution Agreement with Medpac for the Company's BreastCare DTS™ and Now Cardio devices in Australia, New Zealand, Singapore, Thailand, Malaysia, Indonesia, Philippines, Vietnam, Laos, Cambodia Myanmar and Bangladesh. The Distribution Agreement will have an initial term of five years and can be renewed for an additional five years provided that agreed upon sales targets are met. If the company does not establish a manufacturing facility for its BreastCare DTS™ device in Southeast Asia within eighteen months of this agreement, Medpac and the company will form a joint venture to establish such a facility in the Philippines.

6. STOCKHOLDERS' DEFICIT

Common Shares and Common Share Purchase Warrant Issuance

On September 28, 2015, the Company issued 4,100,000 common shares for proceeds of $205,000. In conjunction with this common share offering the company also issued 520,000 common shares in respect of finders fees.

On September 28, 2015, the Company issued 1,250,000 common shares in exchange for a service agreement for a fair value of $137,500.

Table of Contents	9

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2015 and August 31, 2015

6. STOCKHOLDERS' DEFICIT (Continued)

Common Shares and Common Share Purchase Warrant Issuance (Continued)

On November 3, 2015, the Company issued 750,000 common shares in exchange for a service agreement for a fair value of $75,000.

On November 3, 2015, the Company issued 125,000 common shares in exchange for a service agreement for a fair value of $12,500.

Common Share Purchase Warrants

As of November 30, 2015 there are 6,550,000 common share purchase warrants issued and outstanding. 250,000 common share purchase warrants allow the holder to purchase 1 common share of the company at an exercise price of $0.20 per warrant up to the expiration date of January 31, 2016. 2,200,000 common share purchase warrants allow the holder to purchase 1 common share of the company at an exercise price of $0.10 per warrant up to the expiration date of August 27, 2019. 4,100,000 common share purchase warrants allow the holder to purchase 1 common share of the company at an exercise price of $0.10 per warrant up to the expiration date of September 28, 2019.

Equity Instruments to be Issued

For the extension of a note payable - related party and issuance of a new note payable related party as described in Note 4, the company is committed to issue 600,000 common shares, valued at $43,200 and 600,000 common share purchase warrants, which allow the holder to purchase 1 common share of the company at an exercise price of $0.10 per warrant up to four years from the date of issuance, valued at $42,750.

The company has received $40,000 related to subscriptions for 800,000 common shares to be issued in the future.

Equity Incentive Plan

The Company has created the Event Cardio Group Inc. 2015 Equity Incentive Plan ("equity incentive plan") which allows for the granting of incentive stock options to employees of the company, a parent or a subsidiary and the granting of awards other than incentive stock options to employees, directors and consultants. The maximum number of common shares which may be issued pursuant to the equity incentive plan at November 30, 2015 is 10,000,000. No incentive stock options have been granted as of November 30, 2015. A total of 2,750,000 common shares have been issued as of November 30, 2015 under this plan to a consultant.

7. RELATED PARTY

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

For the period ended November 30, 2015 and November 30, 2014, $nil and $134,813 respectively, have been incurred related to this agreement and have been expensed in research and development expense.

Table of Contents	10

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2015 and August 31, 2015

7. RELATED PARTY (Continued)

See Note 4 regarding notes payable - related parties.

The company has entered into an employment agreement with the CEO for $225,000 per year up to August 27, 2018. The Company is related to the Chief Execuitive Officer ("CEO"), who is also the company's president and sole board member. For the three months ended November 30, 2015 and November 30, 2014, $56,250 and $nil respectively, have been expensed related to compensation to the CEO and included in general and administrative expense. Included in accounts payable at November 30, 2015 and August 31, 2015 is $181,250 and $125,000 respectively related to this employment agreement.

8. COMMITMENTS

In exchange for a service agreement, the Company is committed to pay $5,000 per month through August 5, 2016.

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

As part of entering into the License Agreement, the Company has made prepayments of the royalties commitment noted above and such are included in prepaid expenses on the accompanying balance sheet at November 30, 2015. For the three months ended November 30, 2015, and November 30, 2014 $25,000 and $nil respectively of the above noted prepayment has been expensed. The recipients of 526,315 shares related to prepaid royalties are also to be paid in cash or shares of common stock, at the company's option, an amount equal to the excess, if any, of $70,000 over the value of such shares as of December 12, 2015.

9. CONTINGENCIES

On November 30, 2015, the company's subsidiary EFIL Sub of ECG Inc. received a breach of contract notice related to its license agreement with Life Medical as described in Note 8. Life Medical contends that the company has defaulted under the provisions of this agreement and have thus triggered penalty clauses in the agreement. Life Medical is now demanding payment of these penalties. As per the breach of contract notice details, it is estimated that the total penalty could be as high as $770,000 based on the formula: $1 per every 100 people in each designated country, up to a maximum of $150,000 per designated country, with a total of seven countries identified in the notice. In addition due to this breach, Life Medical also contends that the license rights to the seven countries identified now belongs exclusively to Life Medical. It is management's contention that the company has not defaulted under the provisions of the agreement and thus is not required to pay any such penalties, nor have the licensing rights reverted back to Life Medical in the seven countries identified. The outcome of this contingency is not determinable at this time.

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. Based on the evaluation no material events have occurred that require recognition or disclosure therein.

Table of Contents	11

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue” and other similar expressions are intended to identify forward-looking statements. We have based these forward looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC, particularly those contained in the Section entitled “Risk Factors” in our Form 10-K filed with the SEC on December 14, 2015. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

On June 9, 2014 we experienced a change of control as a result of a transaction (the “Transaction”) in which 1,412,619 shares of our common stock, par value $0.001 and 10,000,000 shares of our preferred stock, par value $0.001, constituting approximately 97% of the cumulative voting power of our capital stock on that date, was acquired by Mr. John Bentivoglio, who is now our sole director and chief executive officer, as nominee for 2340960 Ontario Inc., a private company organized in Ontario, Canada, which we hereinafter refer to as “ECG”. On November 14, 2014, we consummated a share exchange agreement (the “Exchange Agreement”), pursuant to which we acquired all of the issued and outstanding capital stock of ECG from ECG’s stockholders, The Nick Bozza Family Trust, The John Bentivoglio Family Trust and The Sgro (2010) Family Trust. In exchange for all of the outstanding capital stock of ECG, we issued to ECG’s stockholders an aggregate of 79,500,000 shares of our Common Stock (the “Share Exchange”). As a result of the consummation of the Share Exchange, (i) ECG became our wholly owned subsidiary and (ii) the ECG’s former stockholders own an aggregate of 79,500,000 shares which constituted approximately 92.8% of the cumulative voting power of our common stock on the date the share exchange was consummated.

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

Table of Contents	12

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

BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of November 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended November 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the form 10-K filed with the SEC on December 14, 2015.

These financial statements contain the accounts of the Company and the accounts of the Company’s subsidiaries 2340960 Ontario Inc. and EFIL Sub of ECG Inc. as at November 30, 2015 and August 31, 2015. Any inter-company accounts and transactions are eliminated.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and are presented in United States Dollars.

RESULTS OF OPERATIONS

We have been in the developmental stage since inception. Since inception, our efforts have been principally devoted to designing and developing a wireless cordless cardio monitor. From inception to November 30, 2015, the Company has sustained losses and has an accumulated deficit of $3,510,402.

Our loss from operations for the three months ended November 30, 2015 was $467,743 compared to a loss from operations of $257,452 for the three months ended November 30, 2014. General and administrative expenses were $387,533 for the three months ended November 30, 2015, compared to $112,639 for the three months ended November 30, 2014, an increase of $274,894. This increase is predominately due to increased expenses related to efforts to commence our operations, including the accrual of salary due our President, expenditures related to our efforts to raise funds and introduce our products to prospective distributors and licensees, and obtain regulatory approval from Health Canada.

Table of Contents	13

Also, we incurred research and development expenses of $80,210 during the three months ended November 30, 2015 as compared to $144,813 during the comparable period ended November 30, 2014, related to the development of our cardiac monitoring device. The expenses incurred both in this current quarter and the previous quarter were a mix of costs on the cardiac device and the BreastCare device.

Total comprehensive loss for the three months ended November 30, 2015 was $471,331 as compared to $301,905 for the three months ended November 30, 2015. The increase in our loss primarily resulted from the increase in general and administrative expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

Period ended November 30, 2015 and August 31, 2015.

As of November 30, 2015, our total assets were $1,213,317, total liabilities were $1,776,156 and stockholders’ equity was a deficit of $562,839 compared to a deficit of $478,508 as of August 31, 2015. Current assets at November 30, 2015 were $652,391 consisting of cash of $19,214, prepaid expenses of $561,754 and accrued financing costs, net, of $71,423. In comparison, current assets at August 31, 2015 was $706,963. The increase in our stockholders deficit reflects our loss during the quarter as described above, partially offset by sales of stock and warrants for an aggregate of $205,000 and the issuance of shares valued at an aggregate of $225,000 for services rendered or to be rendered by various consultants.

As of November 30, 2015, our total liabilities of $1,776,156 principally consisted of loans in the amount of $546,320 from related parties, a convertible note held by a third party in the amount of $525,000 and accounts payable of $663,552, and debts to related parties of $41,284 all of which were current liabilities other than the convertible note. The $546,320 outstanding as of November 30, 2015 amount relate to notes payable from two related parties (2399371 Ontario Inc. and 9058583 Canada Inc.) owned by affiliates. In comparison, our liabilities as of August 31, 2015 were $1,729,201, principally consisting of loans from related parties in the amount of $549,502, a convertible note held by a third party in the amount of $525,000 and accounts payable of $598,835, and debts to related parties of $55,864 all of which were current liabilities other than the convertible note. The increase in our total liabilities as of November 30, 2015, reflects the continued accrual of liabilities not paid as we seek to preserve our limited cash.

The net cash used in our operating activities in the three months ended November 30, 2015 was $133,934, a decrease from the amount of cash used in the comparable quarter of the prior year. The decrease in our use of cash reflects our efforts to develop our business while maintaining as much of our cash as possible. As our cash is effectively exhausted, we will be unable to commence substantial activities absent a substantial investment in our equity or debt.

Net cash used in investment activities in the three months ended November 30, 2015 was $100,000, as compared to $0 in the comparable period ended November 30, 2014. The increase reflects a deposit of $100,000 paid to the company which is to develop a manufacturing line for BreastCare. Development of the manufacturing line has been suspended until we obtain additional financing. Net cash from financing activities in the three months ended November 30, 2015 was $165,642, representing net proceeds of $180,000 from the issuance of equity securities, partially offset by a payment to a related party ii the amount of $14,358.

ECG has been in the developmental stage since inception. Since inception, ECG’s efforts have been principally devoted to designing and developing a wireless cordless cardio monitor. From inception to November 30, 2015, the Company has sustained losses and has an accumulated deficit of $3,510,402. The Company has funded its activities to date primarily through contributions from its stockholders, loans from affiliates and the issuance of a convertible promissory note to a group in Australia.

Table of Contents	14

On April 27, 2015, ECG issued its 8% convertible notes due January 31, 2018 in the total principal amount of $525,000 to Medpac Asia Pacific Pty Ltd. (“Medpac”). The notes are convertible into shares of ECG common stock at an initial conversion price of $0.15 per share. ECG may prepay the notes at any time; however, if the volume weighted average price of ECG’s common stock for the ten trading days preceding the prepayment date is less than $0.15 per share, then Medpac is entitled to receive a number of warrants sufficient to purchase up to 1% of the then outstanding number of shares of ECG common stock as to $500,000 principal amount of the notes and as to 0.0005% of the outstanding shares as to the remaining $25,000 principal amount of the notes. The warrants, when issued, would be exercisable for a period of three years at an exercise price of $0.15 per share, but may be exercised on a cashless basis. At the time of the issuance of such notes we entered into an agreement with Medpac wherein we agreed to enter into license agreements for the distribution of our cardiac monitoring device and BreastCare. On November 24, 2015, Medpac delivered a notice of default to ECG in respect of the notes alleging that certain representations and warranties of ECG contained in the subscription agreement for the notes were not true or correct in a material respect when made, and demanding payment of the principal amount of the notes, together with accrued interest thereon, and threatening to commence legal proceedings for the payment of such amount if not received by December 30, 2015. The notice of default was later rescinded by Medpac after discussions with management of ECG.

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

On August 19, 2015, the Company and the party which loaned it the CAD $583,000 referred to above, confirmed their agreement to extend the maturity date of the CAD $583,000 Note to June 1, 2016 and the Company borrowed from the lender an additional CAD $64,500. Interest on the promissory note of the Company in the principal amount of CAD $64,500 evidencing its obligation to repay the additional loan accrues at the rate of 12% per annum compounded monthly until paid in full. The maturity date of the new loan is also June 1, 2016.

We are required to pay Life Medical royalties of 5% on net sales, as defined in the License Agreement related to BreastCare, and minimum annual royalties of $100,000 in 2015 and $200,000 each year thereafter. In addition, we entered into release agreements (the “Releases”) with certain creditors (the “Life Medical Creditors”) of Life Medical which held judgments against Life Medical in the aggregate amount of approximately $501,000. Pursuant to the Release Agreements, we paid the Life Medical Creditors an aggregate of $501,000, of which $125,000 was paid in cash and the balance was satisfied by the issuance of shares of our common stock valued at $376,064, with the number of shares of common stock to be determined by dividing 376,064 by the volume weighted average price (“VWAP”) of our common stock for the five (5) consecutive trading days ending on the day before the 15th calendar day after consummation of the Share Exchange. We are currently in the process of reaching an agreement with this party as to the number of additional shares to be issued and anticipate that we will issue it approximately 700,000 shares. The License Agreement recognizes that in order to protect our interests, we may have to spend monies dealing with creditors of and other claimants against Life Medical. Although we have no obligation to consummate arrangements with such creditors, we may reduce any amounts we pay to Life Medical’s creditors from future amounts payable to Life Medical. We are currently in dispute with Life Medical as to our obligations to make certain payments aggregating approximately $770,000 as a result of the alleged failure to make sufficient payments in connection with the sale of BreastCare in certain territories where we had engaged a sub-licensee. Pending the resolution of this dispute, it is not likely that we will utilize any significant funds to complete the manufacturing line necessary to manufacture BreastCare. If the funds to complete the manufacturing line were available, we would nevertheless seek to resolve our differences with Life Medical before moving forward with the manufacturing line.

Table of Contents	15

In connection with the License Agreement with Life Medical, in October 2014 we borrowed CAD $79,106 (the “October Loan”) from an Ontario corporation owned in equal thirds by John Bentivoglio, Nicholas Bozza and Frank Sgro (the “Lender”), all of whom are affiliates of the Company. This loan bears interest at the rate of 12% per annum, compounded monthly and matures on June 1, 2016. Our obligations under this Loan are secured by a lien on all of our assets as well as pledge of the stock we own in our wholly owned subsidiary which entered into the License Agreement.

As of November 30, 2015, we owed related parties approximately CAD$726,606.

We do not have substantial commitments for capital expenditures. We have made significant progress towards receiving clearance from HealthCare Canada with respect to our Now Cardio device. Nevertheless, we will require financing to complete final testing of the device before commencing manufacture and distribution. We also need significant funds to arrange for the development of manufacturing facilities or arrangements for both of our products and the working capital to support distribution efforts when our products are ready for sale. If we fail to arrange for such financing in the future, we will not be able to complete the development of our cardiac monitor or execute our business plan, which we may not be successful in accomplishing. We may not be able to obtain financing in sufficient amounts or on acceptable terms when needed, which will adversely affect our prospects. We will need to raise the financing necessary to meet our anticipated cash requirements for the foreseeable future.

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

Table of Contents	16

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

b) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter ended November 30, 2015, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Table of Contents	17

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various legal proceedings in the ordinary course of business. We do not believe that any settlement or judgment regarding current or potential future legal proceedings will have a material effect on our financial position.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K for fiscal year ended August 31 2015 filed on December 14, 2015, which are incorporated by reference into this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

During the quarter ended November 30, 2015, we issued the following unregistered equity securities not previously disclosed in our reports filed under the Exchange Act:

On November 3, 2015, we issued 750,000 shares of common stock to Tactical Growth Partners LLC in exchange for a service agreement for a fair value of $75,000, based on the market price of $0.10 per share as of the measurement date.

On November 3, 2015, we issued 125,000 shares of common stock to Karin Henenberger in exchange for a service agreement for a fair value of $12,500, based on the market price of $0.10 per share as of the measurement date.

The securities issued in the foregoing transactions were exempt from registration under Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder as transactions by an issuer not involving a public offering. The Company placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale. No general advertising or solicitation was used in selling the securities. No commissions or underwriting fees were paid to any placement agents in connection with the sale or issuances of the securities

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits	Description
31.1	Certification pursuant to Rule 13a-14(A) under the Exchange Act
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Contents	18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Event Cardio Group Inc.

Dated: January 14 , 2016	By:	/s/ John Bentivoglio
	Name: Title:	John Bentivoglio Chief Executive Officer acting Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer) Director

Table of Contents	19