Form 10-Q
period 2016-02-29
Event Cardio Group Inc.
filed 2016-04-15
CIK 1394130

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 29, 2015

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 0-52518

EVENT CARDIO GROUP INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20 - 8051714
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7694 Colony Palm Drive Boynton Beach, Florida	33436
(Address of principal executive offices)	(Zip code)

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

As of February 29, 2016, 119,455,321 shares of Common Stock, $0.001 par value, were outstanding.

EVENT CARDIO GROUP INC.

CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVENT CARDIO GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 29, 2016	August 31, 2015
ASSETS:
Current Assets
Cash	$23,135	$32,427
Prepaid expenses	425,132	568,537
Financing costs, net	101,172	105,999
Total Current Assets	448,267	706,963
Investment in Medpac Asia Pacific Unit Trust	202,882	—
Prepaid expenses - non-current portion	285,715	392,516
Property and equipment, net	593	1,214
Deposit on equipment purchase	250,000	150,000
TOTAL ASSETS	$1,168,629	$1,250,693
LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$395,602	$598,835
Due to related parties	40,827	55,864
Notes payable - related parties	—	549,502
Total Current Liabilities	436,429	1,204,201
Convertible Notes Payable - Related Parties	1,235,123	525,000
TOTAL LIABILITIES	1,671,552	1,729,201
Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock,190,000,000 shares authorized at $0.001 par value, 119,455,321 shares issued and outstanding at February 29, 2016 and 109,460,321 issued and outstanding at August 31, 2015	119,455	109,460
Additional paid in capital	2,984,387	2,110,237
Equity instruments to be issued	295,144	168,950
Accumulated other comprehensive income	475,219	103,432
Accumulated deficit	(4,267,128)	(2,980,587)
TOTAL STOCKHOLDERS' DEFICIT	(502,923)	(478,508)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,168,629	$1,250,693

Table of Contents	1

EVENT CARDIO GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED FEBRUARY 29, 2016 and FEBRUARY 28, 2015

(Unaudited)

	Three Months Ended February 29,		Six Months Ended February 29,
	2016	2015	2016	2015
Revenue	$—	$—	$—	$—
Operating Expenses
General and administrative	368,020	190,832	755,553	303,471
Research and development - related party	284,176	3,416	284,176	138,229
Research and development - other	23,900	66,870	104,110	76,870
Total Operating Expenses	646,096	261,118	1,143,839	518,570
Loss from Operations	(646,096)	(261,118)	(1,143,839)	(518,570)
Other Expenses
Interest expense - related parties	16,922	20,480	33,912	40,070
Interest expense - other	7,618	—	18,118	—
Amortization - loan costs	56,090	8,707	90,672	17,414
Loss before Income Taxes	(756,726)	(290,305)	(1,286,541)	(576,054)
Provision for Income Taxes	—	—	—	—
Net Loss	$(756,726)	$(290,305)	(1,286,541)	(576,054)
Other Comprehensive Income
Foreign currency translation adjustment	313,303	92,677	371,787	76,521
Comprehensive Loss	$(443,423)	$(197,628)	$(914,754)	$(499,533)
Loss per Share:
Basic and Diluted loss per share	$(0.006)	$(0.003)	$(0.01)	$(0.006)
Weighted Average Number of Shares Outstanding
Basic and Diluted	119,328,947	90,301,774	116,556,366	88,683,381

Table of Contents	2

EVENT CARDIO GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED FEBRUARY 29, 2016 and FEBRUARY 28, 2015

(Unaudited)

	Six Months Ended
	February 29, 2016	February 28, 2015
Cash Flows from Operating Activities
Net loss	$(1,286,541)	$(576,054)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of prepaid expenses	606,663	32,250
Equity instruments to be issued cancelled re financing costs	(85,950)	—
Warrants issued for research and development - related party	78,996	—
Depreciation of property and equipment	594	699
Amortization of financing costs	90,672	15,134
Income from investment in Medpac Asia Pacific Unit Trust	(2,882)	—
Changes in assets and liabilities:
Prepaid expenses	(33,555)	(112,500)
Accounts payable	(108,130)	176,303
Net cash used in operating activities	(740,133)	(464,168)

Cash Flows from Investing Activities
Deposit on equipment purchase	(100,000)	—

Cash Flows from Financing Activities
Repayments of due to related parties	(14,121)	—
Advances from related parties	—	11,798
Proceeds from notes payable - related parties	53,956	195,163
Proceeds from issuance of common shares	180,000	197,000
Proceeds received on equity instruments to be issued	255,144	—
Net cash provided by financing activities	474,979	403,961
Effect of exchange rate on cash	355,862	25,974
Decrease in Cash	(9,292)	(34,233)
Cash, beginning of period	32,427	86,617
Cash, end of period	$23,135	$52,384

Non-Cash Supplemental Cash Flow Information:
Issuance of common shares and common share purchase warrants for services recorded as prepaid expenses	$340,902	$—
Issuance of common shares for investment in Medpac Asia Pacific Unit Trust	$200,000	$—
Issuance of convertible note payable - related party for notes payable - related parties, accrued interest and financing costs	$671,351	$—
Issuance of common share purchase warrants for financing costs	$59,247	$—

Table of Contents	3

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

February 29, 2016 and August 31, 2015
(Unaudited)

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenue since inception, has incurred losses, and has an accumulated deficit of $4,267,128 as of February 29, 2016. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern.

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of  February 29, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three months and six months ended February 29, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the form 10-K filed with the SEC on December 14, 2015.

Table of Contents	4

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

February 29, 2016 and August 31, 2015

(Unaudited)

1. OVERVIEW (continued)

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

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had no assets or liabilities required to be recorded at fair value on a recurring basis as of February 29, 2016 or August 31, 2015.

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

Share Based Compensation

The Company applies ASC 718 Share-Based Compensation and ASC 505 Equity to account for service provider share-based payments. In accordance with ASC 718 and ASC 505, the Company determines whether a share based payment should be classified and accounted for as a liability award or equity award. All grants of share-based payments to service providers are classified as equity awards and are recognized in the financial statements over the period in which the services are received based on the fair value determined as of the measurement date. Included in prepaid expenses on the accompanying balance sheet at February 29, 2016 and August 31, 2015 is the unamortized portion of share based payments for services to be rendered of $612,227 and $791,962 respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions.

Table of Contents	5

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

February 29, 2016 and August 31, 2015

(Unaudited)

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

Translation adjustments resulting from the process of translating the functional currency of Canadian dollar Canadian operation's financial statements into the reporting currency of U.S. dollar financial statements are included in determining comprehensive income. As of February 29, 2016 and August 31, 2015, the cumulative translation adjustment of $475,219 and $103,432 respectively was classified as accumulated other comprehensive income in the stockholders' deficit section of the balance sheet. For the periods ended February 29, 2016 and February 28, 2015, the foreign currency translation adjustment to accumulated other comprehensive income was $371,787 and $92,677 respectively.

Table of Contents	6

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

February 29, 2016 and August 31, 2015

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Investments in non-consolidated subsidiaries

Investments in non-consolidated entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

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

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

February 29, 2016 and August 31, 2015

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

February 29, 2016 and August 31, 2015

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

3. INVESTMENT IN MEDPAC ASIA PACIFIC UNIT TRUST

The Company, in exchange for 4,000,000 common shares, valued at $200,000, acquired, on December 16, 2015, 200,000 trust units of Medpac Asia Pacific Unit Trust representing approximately 32.86% of the entity's voting units and thus has significant influence over the entity. As such, it is accounted for using the equity method. The company's proportionate share of the entity's income is adjusted for any inter-entity transactions between the company and the entity, which in this case would be interest on the convertible note payable described in Note 5.

4. DUE TO RELATED PARTIES

The amounts due to related parties are non-interest bearing, with no fixed terms of repayment, are payable on demand and are unsecured. As of February 29, 2016 and August 31, 2015, the amounts of due to related parties are $40,827 and $55,864 respectively.

5. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

The company offered, pursuant to a Regulation S Subscription Agreement and Investment Representation dated February 3, 2015, up to $2,000,000 of 8% convertible notes with interest payable annually on January 31st. The holder upon written notice to the company may elect to have accrued but unpaid interest added to the principal amount of the note in lieu of payment of interest. The principal amount of the note is payable on January 31, 2018. The note, or any part thereof and any unpaid interest is convertible into common shares of the company at any time at the option of the holder at a conversion price of $0.15 per common share. The note may be prepaid at any time in full by the company upon ten days notice to the holder. As at February 29, 2016, $525,000 of the convertible notes payable have been issued as follows.

Medpac Asia Pacific Unit Trust ("Medpac") for $500,000. In addition to the terms of the convertible note payable described above, if the note is prepaid by the company at any time prior to the maturity date, if the volume weighted average price of the common shares of the company for the ten trading days preceding the early repayment date is less than $0.15 per common share, then Medpac shall receive a number of common share purchase warrants sufficient to purchase up to 1% of the then outstanding number of common shares of the Company. Such common share purchase warrants once issued would be exercisable for a period of three years at an exercise price of $0.15 per common share, but may be exercised on a cashless basis in accordance with a specified formula.

Medpac also received, for its services as part of the transaction noted above, a convertible note payable of $25,000 having terms and conditions identical to Medpac's other convertible note payable described above, except that the number of common share purchase warrants potentially issuable upon early payment of the note would be sufficient to only purchase up to 0.0005% of the then outstanding common shares of the company.

Table of Contents	9

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

February 29, 2016 and August 31, 2015

(Unaudited)

5. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES (continued)

At the time of Medpac's investment noted above, the Company agreed to enter into an exclusive Distribution Agreement with Medpac for the Company's BreastCare DTS™ and Now Cardio devices in Australia, New Zealand, Singapore, Thailand, Malaysia, Indonesia, Philippines, Vietnam, Laos, Cambodia, Myanmar and Bangladesh. The Distribution Agreement will have an initial term of five years and can be renewed for an additional five years provided that agreed upon sales targets are met. If the company does not establish a manufacturing facility for its BreastCare DTS™ device in Southeast Asia within eighteen months of this agreement, Medpac and the company will form a joint venture to establish such a facility in the Philippines.

As at February 29, 2016 and August 31, 2015, the Company has a convertible promissory note outstanding to 2399371 Ontario Inc., a company owned by an affiliate, for $960,300 Canadian ($710,123 US$) and $nil Canadian ($nil US$), respectively. The note bears interest at 12% per annum with principal and interest both payable on the maturity date of January 31, 2018. The principal amount of the note together with any accrued interest is convertible into shares of the common stock of the Company at a conversion price of $0.0873 Canadian. The note is secured by the common shares of 2340960 Ontario Inc. and a lien on all of the company's assets.

This note was issued on February 10, 2016, in satisfaction of the following other notes payable - related parties, accrued interest and financing fees: a promissory note to 2399371 Ontario Inc., a company owned by an affiliate, for $583,000 Canadian ($419,424 US$) plus accrued interest on such note of $110,770 Canadian ($79,691 US$); a promissory note to 2399371 Ontario Inc., a company owned by an affiliate, for $64,500 Canadian ($48,496 US$) plus accrued interest on such note of $4,515 Canadian ($3,339 US$); a promissory note to 2399371 Ontario Inc., a company owned by an affiliate, for $91,499 Canadian ($65,827 US$), which was issued December 18, 2015 in satisfaction of a promissory note to 9058583 Canada Inc., a company owned by an affiliate, plus accrued interest on such note of $2,346 Canadian ($1,735 US$); a promissory note to 2399371 Ontario Inc., a company owned by an affiliate, for $75,000 Canadian issued December 18, 2015 ($54,030 US$) plus accrued interest on such note of $1,923 Canadian ($1,422 US$); plus financing fees of $26,746 Canadian (19,242 US$). Commitments to issue 600,000 common shares valued at $43,200 and 600,000 common share purchase warrants valued at $42,750 related to the above extinguished notes payable - related parties have been cancelled.

Accrued interest on convertible notes payable - related parties as at February 29, 2016 and August 31, 2015 was $35,000 and $14,000 respectively and is included in accounts payable.

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

On January 16, 2016, the Company issued 4,000,000 common shares in exchange for the investment in Medpac Asia Pacific Unit Trust for a fair value of $200,000.

Table of Contents	10

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

February 29, 2016 and August 31, 2015

(Unaudited)

6. STOCKHOLDERS' DEFICIT(continued)

On February 8, 2016, the Company cancelled 750,000 common shares with a par value of $750 and additional paid in capital amount of $16,280, that were issued on September 28, 2015 due to default under the service agreement.

Common Share Purchase Warrants

On February 12, 2016, the Company issued 13,750,000 common share purchase warrants for research and development, compensation and consulting services with a fair value of $271,176.

As of February 29, 2016 there are 20,050,000 common share purchase warrants issued and outstanding. 2,200,000 common share purchase warrants allow the holder to purchase 1 common share of the company at an exercise price of $0.10 per warrant up to the expiration date of August 27, 2019. 4,100,000 common share purchase warrants allow the holder to purchase 1 common share of the company at an exercise price of $0.10 per warrant up to the expiration date of September 28, 2019. 2,000,000 common share purchase warrants allow the holder to purchase 1 share of the company at an exercise price of $0.03 per warrant up to the expiration date of February 28, 2019. 11,750,000 common share purchase warrants allow the holder to purchase 1 share of the company at an exercise price of $0.01 per warrant up to the expiration date of February 28, 2019.

Equity Instruments to be Issued

The company has received $56,451 related to subscriptions for 1,050,000 common shares to be issued in the future.

The company has received $335,000 Canadian ($238,693 US) related to subscriptions on the commitment to issue common shares and common share purchase warrants noted below.

Commitment to Issue Common Shares and Common Share Purchase Warrants

On February 17, 2016, the company entered into subscription agreements with ten individuals for an aggregate proceeds of $1,500,000 Canadian ($1,082,251 US) to issue an aggregate of 16,901,400 common shares and 10,000,000 common share purchase warrants, exerciseable at $0.15 per common share up to February 28, 2019. It is anticipated that issuances under the subscription agreements will be as follows:

Date	Amount (Cdn $)	Number of Common Shares to be issued	Number of Common Share Purchase Warrants to be issued

Upon acceptance of subscription	$335,000	3,774,810	2,233,000
March 1, 2016	325,000	3,661,570	2,166,000
April 1, 2016	230,000	2,591,710	1,533,000
May 1, 2016	160,000	1,802,410	1,066,000
June 1, 2016	165,000	1,859,880	1,100,000
July 1, 2016	155,000	1,746,640	1,033,000
August 1, 2016	130,000	1,464,380	869,000
	$1,500,000	16,901,400	10,000,000

Table of Contents	11

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

February 29, 2016 and August 31, 2015

(Unaudited)

6. STOCKHOLDERS' DEFICIT(continued)

Equity Incentive Plan

The Company has created the Event Cardio Group Inc. 2015 Equity Incentive Plan ("equity incentive plan") which allows for the granting of incentive stock options to employees of the company, a parent or a subsidiary and the granting of awards other than incentive stock options to employees, directors and consultants. The maximum number of common shares which may be issued pursuant to the equity incentive plan at February 29, 2016 is 10,000,000. No incentive stock options have been granted as of February 29, 2016. A total of 2,750,000 common shares have been issued as of February 29, 2016 under this plan to a consultant.

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

For the six months ended February 29, 2016 and February 28, 2015 $284,176 and $138,229 respectively, have been incurred related to this agreement and have been expensed in research and development expense.

See Note 4 regarding convertible notes payable - related parties.

The company is party to an employment agreement running from February 1, 2016 to January 31, 2018 with the CEO for $100,000 per year up to January 31, 2017, at which time the board will determine the annual salary for the second year. In addition, the CEO will be entitled to receive a bonus of $225,000 when the company achieves profitable operations. If the company is sold before the bonus has been paid in full, the CEO will be paid such amount out of the proceeds of the sale or cash on hand in the event of a stock sale. This employment agreement supercedes and replaces all obligations of the company under a previous employment agreement, dated August 27, 2015, with the CEO, whereby the CEO was to have earned a salary of $225,000 per year up to August 31, 2018 and was to have been paid $125,000 for past services.

The Company is related to the Chief Executive Officer ("CEO"), who is also the company's president and sole board member. For the six months ended February 29, 2016 and February 28, 2015, $8,333 and $nil respectively, have been expensed related to compensation to the CEO and included in general and administrative expense. Included in accounts payable at February 29, 2016 and August 31, 2015 is $nil and $nil respectively related to this employment agreement.

8. COMMITMENTS

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

Table of Contents	12

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

February 29, 2016 and August 31, 2015

(Unaudited)

8. COMMITMENTS(continued)

As part of entering into the License Agreement, the Company has made prepayments of the royalties commitment noted above and such are included in prepaid expenses on the accompanying balance sheet at February 29, 2016. For the six months ended February 29, 2016, and February 28, 2016 $25,000 and $nil respectively of the above noted prepayment has been expensed. The recipients of 526,315 shares related to prepaid royalties were also to be paid in cash or shares of common stock, at the company's option, an amount equal to the excess, if any, of $70,000 over the value of such shares as of December 12, 2015. This amount has not yet been paid given the disagreement as disclosed in Note 8.

The Company is party to a Sublicense agreement with 9508583 Canada Inc. with respect to the exclusive rights to distribute the BreastCare DTS™ product in Canada with royalties payable at the rate of 5.5% of net sales, as to be defined in the Sublicense Agreement, to the Company.

9. CONTINGENCIES

On November 30, 2015, the company's subsidiary EFIL Sub of ECG Inc. received a breach of contract notice related to its license agreement with Life Medical as described in Note 7. Life Medical contends that the company has defaulted under the provisions of this agreement and have thus triggered penalty clauses in the agreement. Life Medical is now demanding payment of these penalties. As per the breach of contract notice details, it is estimated that the total penalty could be as high as $770,000 based on the formula: $1 per every 100 people in each designated country, up to a maximum of $150,000 per designated country, with a total of seven countries identified in the notice. In addition due to this breach, Life Medical also contends that the license rights to the seven countries identified now belongs exclusively to Life Medical. It is management's contention that the company has not defaulted under the provisions of the agreement and thus is not required to pay any such penalties, nor have the licensing rights reverted back to Life Medical in the seven countries identified. The outcome of this contingency is not determinable at this time.

10. SUBSEQUENT EVENTS

On March 15, 2016, the Company entered into an IT service agreement, that expires November 15, 2016, in exchange for 250,000 common shares of the company, valued at $7,250.

On March 25, 2016 the Company announced that it was amending its articles of incorporation for authorization to issue 300,000,000 common shares and 10,000,000 blank check preferred shares undesignated as to series.

Table of Contents	13

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

OVERVIEW

Event Cardio Group Inc. (collectively with its subsidiaries, “ECGI”, “we”, “our” or the “Company”) was organized in October 26, 2005 and has had no operations since December, 2008, when we discontinued our previous business of mineral exploration. Prior to the consummation in October 2014 of the Exchange Agreement referred to below, of our activities since January, 2009 were centered on the acquisition of a new business.

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

Table of Contents	14

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

BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of February 29, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the six months and three months ended February 29, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the form 10-K filed with the SEC on December 14, 2015. The preparation of the consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, the Company estimates on historical experience and on various other assumptions that, it believes to be reasonable under the circumstances, the results of which form the Company’s basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

These financial statements contain the accounts of the Company and the accounts of the Company’s subsidiaries 2340960 Ontario Inc. and EFIL Sub of ECG Inc. as at February 29, 2016 and August 31, 2015. Any inter-company accounts and transactions are eliminated.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and are presented in United States Dollars.

RESULTS OF OPERATIONS

We have been in the developmental stage since inception. Since inception, our efforts have been principally devoted to designing and developing a wireless cordless cardio monitor. From inception to February 29, 2016, the Company has sustained losses and has an accumulated deficit of $4,267,128.

Our loss from operations for the six months ended February 29, 2016 was $1,143,839 compared to a loss from operations of $518,570 for the six months ended February 28, 2015. General and administrative expenses were $755,553 for the six months ended February 29, 2016, compared to $303,471 for the six months ended February 29, 2015, an increase of $452,082. This increase is predominately due to increased expenses related to efforts to commence our operations, including the accrual of salary due our President, expenditures related to our efforts to raise funds and introduce our products to prospective distributors and licensees, and obtain regulatory approval from Health Canada, and expenses incurred in connection with our dispute with Life Medical Technologies, Inc.

Table of Contents	15

Also, we incurred research and development expenses of $388,286 during the six months ended February 29, 2016, compared to $215,099 of research and development expenses incurred during the six months ended February 28, 2015. All research and development expenses incurred during the six months ended February 29, 2016, related to the continued development of our cardiac monitoring device which should be submitted to Health Canada for approval no later than June 2016. The expenses incurred in the six months ended February 28, 2015, were a mix of costs on the cardiac device and the BreastCare device. We have suspended devoting significant amounts to the development of the BreastCare device as we focus our efforts on bringing the heart monitoring device to market.

Total comprehensive loss for the six months ended February 29, 2016 was $914,754 as compared to $499,533 for the six months ended February 28, 2015. The increase in our loss primarily resulted from the increase in general and administrative expenses and research and development expenses described above.

Our loss from operations for the three months ended February 29, 2016, was $676,096. This represents nearly 59% of the loss incurred during the six months ended February 29, 2016, reflecting the fact that although we were able to reduce our general and administrative expenses quarter over quarter, $308,076 of the $388,286 of the research and development expenses incurred in the six months ended February 29, 2016, were incurred in the latter three months of the period. Our loss from operations in the three months ended February 29, 2016, exceeded that of the same period in 2015 by $414,978, primarily as a result of the substantial increase in our research and development expenses year over year, which grew by nearly $228,000 and the increase in our general and administrative expenses which grew by slightly in excess of $177,000. We anticipate that we will continue to incur significant losses for the immediate future as we seek to obtain the necessary approvals and bring Now Cardio to the market, and raise additional capital while not generating any revenues.

Total comprehensive loss for the three months ended February 29, 2016 was $443,423 as compared to $197,628 for three months ended February 28, 2015. The increase in our comprehensive loss year over year reflects the increase in our expenditures as we seek to finish the development of Now Cardio and obtain the necessary approvals and bring Now Cardio to the market in the absence of any revenues. Our comprehensive loss in the three months ended February 29, 2016 benefitted from a foreign currency translation adjustment of $313,303, as compared to an adjustment of $92,677 in the year earlier period.

LIQUIDITY AND CAPITAL RESOURCES

Period ended February 29, 2016 and August 31, 2015.

As of February 29, 2016, our total assets were $1,168,629, total liabilities were $1,253,123 and stockholders’ equity was a deficit of $502,923 compared to a deficit of $478,508 as of August 31, 2015. Current assets at February 29, 2016 were $448,267 consisting of cash of $23,135 and prepaid expenses of $425,132. In comparison, current assets at August 31, 2015 was $706,963. The increase in our stockholders deficit reflects our loss during the first half of our current fiscal year, partially offset by sales of stock and warrants during such period for an aggregate of $205,000, the issuance of shares valued at an aggregate of $1,250,000 for services rendered or to be rendered by various consultants, shares issued at a valuation of $80,000 for interests in the Medpac Unit Trust, and warrants issued in respect of services valued at $271,176.

As of February 29, 2016, our total liabilities of $1,671,552 principally consisted of convertible notes in the amount of $1,253,123 due to related parties, including Medpac, and accounts payable of $395,602, and debts to related parties of $40,827, all of which were current liabilities other than the convertible notes. In comparison, our liabilities as of August 31, 2015 were $1,729,201, principally consisting of loans from related parties in the amount of $549,502, a convertible note held by a third party in the amount of $525,000 and accounts payable of $598,835, and debts to related parties of $55,864 all of which were current liabilities other than the convertible note.

Table of Contents	16

The net cash used in our operating activities in the six months ended February 29, 2016 was $740,133, an increase from the amount of cash used in the first half of the prior year. The increase in our use of cash reflects the expenditure of the amounts received during the period for common stock and warrants as we continued our efforts to develop our business.

Net cash used in investment activities in the six months ended February 29, 2016 was $100,000. No investments were made in the first half of the prior year. The investment made in the six months ended February 29, 2016, was $100,000 deposited towards the construction of the manufacturing line to produce the BreastCare™ device. This project has been suspended pending the resolution of the dispute with Life Medical. Net cash from financing activities in the three months ended February 29, 2016 was $474,979, representing net proceeds of $435,144 from the issuance and agreement to issue equity securities and $53,956 loaned by a related party partially offset by a payment to a related party in the amount of $14,121.

ECG has been in the developmental stage since inception. Since inception, ECG’s efforts have been principally devoted to designing and developing a wireless cordless cardio monitor. From inception to February 29, 2016, the Company has sustained losses and has an accumulated deficit of $4,267,128. The Company has funded its activities to date primarily through contributions from its stockholders, loans from affiliates and the issuance of a convertible promissory note to a group in Australia.

The Company’s cash was effectively exhausted as of February 29, 2016. On February 17, 2016, the company entered into subscription agreements with ten individuals for aggregate proceeds of $1,082,251 in exchange for 16,901,400 shares of common stock and warrants exercisable at $0.15 per share to purchase 10,000,000 shares of common stock. The subscription amounts are to be paid in installments beginning upon acceptance of the Subscription Agreements and on the first day of each calendar month thereafter to August 1, 2016. To date the Company has received an aggregate of CDN$890,000 (approximately US$642,000) from the subscribers leaving a balance of US$440,000 to be paid over the next four months. The amounts to be received pursuant to these subscription agreements are not sufficient to enable the Company to begin to market its product and achieve positive cash flow.   In January 2016 we issued 4,000,000 shares in consideration of units in Medpac aggregating to approximately 32% of the Units outstanding. It is not likely that Medpac will generate cash prior to such time as we complete the development of the Now Cardio monitor and the product is cleared for distribution in Australia.

On April 27, 2015, ECG issued its 8% convertible notes due January 31, 2018 in the total principal amount of $525,000 to Medpac Asia Pacific Pty Ltd. (“Medpac”). The notes are convertible into shares of ECG common stock at an initial conversion price of $0.15 per share. ECG may prepay the notes at any time; however, if the volume weighted average price of ECG’s common stock for the ten trading days preceding the prepayment date is less than $0.15 per share, then Medpac is entitled to receive a number of warrants sufficient to purchase up to 1% of the then outstanding number of shares of ECG common stock as to $500,000 principal amount of the notes and as to 0.0005% of the outstanding shares as to the remaining $25,000 principal amount of the notes. The warrants, when issued, would be exercisable for a period of three years at an exercise price of $0.15 per share, but may be exercised on a cashless basis. At the time of the issuance of such notes we entered into an agreement with Medpac wherein we agreed to enter into license agreements for the distribution of our cardiac monitoring device and BreastCare™.

In May 2014, ECG entered into a loan agreement (the “May Loan Agreement”) with an affiliated company, pursuant to which the lender loaned the Company CAD $583,000. On August 19, 2015, the Company and the party which loaned it the CAD $583,000 referred to above, confirmed their agreement to extend the maturity date of the CAD $583,000 Note to June 1, 2016 and the Company borrowed from the lender an additional CAD $64,500. In December 2015, the same lender loaned the Company an additional CAD $75,000 which was evidenced by a note dated December 18, 2016. On February 10, 2016, the CAD $583,000 Note, the CAD $64,500 Note and the CAD $75,000 Note, together with all interest and fees accrued thereon, were satisfied by the issuance of the Company’s convertible promissory in the amount of CAD $960,300 (US$710,123). The convertible note bears interest at the rate of 12% per annum and is due on January 31, 2018. The principal amount of the convertible note and accrued interest are convertible into shares of common stock at the rate of CAD $0.0873 per share. The notes is secured by a lien on the shares of 2340960 Ontario, Inc. and a lien on all of the Company’s assets.

Table of Contents	17

We are required to pay Life Medical royalties of 5% on net sales, as defined in the License Agreement related to BreastCare™, and minimum annual royalties of $100,000 in 2015 and $200,000 each year thereafter. In addition, we entered into release agreements (the “Releases”) with certain creditors (the “Life Medical Creditors”) of Life Medical which held judgments against Life Medical in the aggregate amount of approximately $501,000. Pursuant to the Release Agreements, we paid the Life Medical Creditors an aggregate of $501,000, of which $125,000 was paid in cash and the balance was satisfied by the issuance of shares of our common stock valued at $376,064, with the number of shares of common stock to be determined by dividing 376,064 by the volume weighted average price (“VWAP”) of our common stock for the five (5) consecutive trading days ending on the day before the 15th calendar day after consummation of the Share Exchange. We are currently in the process of reaching an agreement with this party as to the number of additional shares to be issued and anticipate that we will issue it approximately 700,000 shares. The License Agreement recognizes that in order to protect our interests, we may have to spend monies dealing with creditors of and other claimants against Life Medical. Although we have no obligation to consummate arrangements with such creditors, we may reduce any amounts we pay to Life Medical’s creditors from future amounts payable to Life Medical. We are currently in dispute with Life Medical as to our obligations to make certain payments aggregating approximately $770,000 as a result of the alleged failure to make sufficient payments in connection with the sale of BreastCare™ in certain territories where we had engaged a sub-licensee. Pending the resolution of this dispute and commercialization of our Now Cardio device, it is not likely that we will utilize any significant funds to complete the manufacturing line necessary to manufacture BreastCare™. If the funds to complete the manufacturing line were available, we would nevertheless seek to resolve our differences with Life Medical before moving forward with the manufacturing line.

In connection with the License Agreement with Life Medical, in October 2014 we borrowed CAD $79,106 (the “October Loan”) from an Ontario corporation owned in equal thirds by John Bentivoglio, Nicholas Bozza and Frank Sgro (the “Lender”), all of whom are affiliates of the Company. This loan bears interest at the rate of 12% per annum, compounded monthly and matures on June 1, 2016. This loan was satisfied with the proceeds of the CAD $75,000 loan referred to above which was itself satisfied in February 2016.

We do not have substantial commitments for capital expenditures. We have made significant progress towards receiving clearance from HealthCare Canada with respect to our Now Cardio device. Nevertheless, we may require financing to complete final testing of the device before commencing manufacture and distribution. We also will need significant funds to arrange for the development of facilities to manufacture our Now Cardio device or arrangements for both of our products and the working capital to support distribution efforts when our products are ready for sale. If we fail to arrange for such financing in the future, we will not be able to complete the development of our cardiac monitor or execute our business plan, which we may not be successful in accomplishing. We may not be able to obtain financing in sufficient amounts or on acceptable terms when needed, which will adversely affect our prospects. We will need to raise the financing necessary to meet our anticipated cash requirements for the foreseeable future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, this item is not applicable to us.

Table of Contents	18

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

b) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter ended February 29, 2016, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Table of Contents	19

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

During the quarter ended February 29, 2016, we issued the following unregistered equity securities not previously disclosed in our reports filed under the Exchange Act:

On January 16, 2016, we issued an aggregate of 4,000,000 common shares to two individuals located in Australia in exchange for their interests in MedPac Asia Pacific Unit Trust, our licensee in Australia. The Units received represent approximately 32% of the outstanding Units in Medpac.

On February 12, 2016, we issued 13,750,000 warrants to purchase common shares to 6 individuals. The warrants were issued to individuals already affiliated with the Company, including its President, counsel, and engineers at Contex, for services rendered or to be rendered to the Company. None of such individuals paid any consideration for the issuance of the warrants and the only individual in the United States who received warrants is an accredited investor. The other recipients who are not officers of the Company are all citizens of Canada.

The securities issued in the foregoing transactions were exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder as transactions by an issuer not involving a public offering. The Company placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale. No general advertising or solicitation was used in selling the securities. No commissions or underwriting fees were paid to any placement agents in connection with the sale or issuances of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

Table of Contents	20

ITEM 6. EXHIBITS

Exhibits	Description
31.1	Certification pursuant to Rule 13a-14(A) under the Exchange Act
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents	21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Event Cardio Group Inc.

Dated: April 14 , 2016	By:	/s/ John Bentivoglio
	Name: Title:	John Bentivoglio Chief Executive Officer acting Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer) Director

Table of Contents	22