Form 10-Q
period 2016-05-31
Event Cardio Group Inc.
filed 2016-07-15
CIK 1394130

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 31, 2016

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER: 0-52518

EVENT CARDIO GROUP INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20 - 8051714
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7694 Colony Palm Drive Boynton Beach, Florida	33436
(Address of principal executive offices)	(Zip code)

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

As of July 11, 2016, 130,395,186 shares of Common Stock, $0.001 par value, were outstanding.

EVENT CARDIO GROUP INC.

CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EVENT CARDIO GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31, 2016	August 31, 2015
ASSETS:
Current Assets
Cash	$71,248	$32,427
Prepaid expenses	387,382	568,537
Financing costs, net	—	105,999
Total Current Assets	458,630	706,963
Investment in Medpac Asia Pacific Unit Trust	206,332	—
Prepaid expenses - non-current portion	245,278	392,516
Property and equipment, net	305	1,214
Deposit on equipment purchase	250,000	150,000
Financing Costs, net	88,071	—
TOTAL ASSETS	$1,248,616	$1,250,693
LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities
Accounts payable	$425,658	$598,835
Due to related parties	41,708	55,864
Notes payable - related parties	—	549,502
Total Current Liabilities	467,366	1,204,201
Convertible Notes Payable - Related Parties	1,258,053	525,000
TOTAL LIABILITIES	1,725,419	1,729,201
Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; nil shares issued and outstanding at May 31, 2016 and 10,000,000 issued and outstanding at August 31, 2015	—	10,000
Common stock, 300,000,000 shares authorized at $0.001 par value, 135,895,856 shares issued and outstanding at May 31, 2016 and 109,460,321 issued and outstanding at August 31, 2015	135,894	109,460
Additional paid in capital	4,272,653	2,110,237
Equity instruments to be issued	56,451	168,950
Subscriptions receivable	(324,427)	—
Accumulated other comprehensive income	336,600	103,432
Accumulated deficit	(4,953,974)	(2,980,587)
TOTAL STOCKHOLDERS' DEFICIT	(476,803)	(478,508)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,248,616	$1,250,693

Table of Contents	1

EVENT CARDIO GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED MAY 31, 2016 and MAY 31, 2015

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Revenue	$—	$—	$—	$—
Operating Expenses
General and administrative	276,465	378,001	1,032,018	681,473
Research and development -related party	356,156	185,549	640,332	323,778
Research and development -other	11,969	56,111	116,079	132,981
Total Operating Expenses	644,590	619,661	1,788,429	1,138,232
Loss from Operations	(644,590)	(619,661)	(1,788,429)	(1,138,232)
Other Expenses
Interest expense - related parties	29,069	15,749	68,019	55,818
Interest expense - other	—	3,500	13,080	3,500
Amortization - loan costs	13,187	9,443	103,859	26,857
Loss before Income Tax Credit	(686,846)	(648,353)	(1,973,387)	(1,224,407)
Net Loss	$(686,846)	$(648,353)	$(1,973,387)	$(1,224,407)
Other Comprehensive Income
Foreign currency translation adjustment	(138,619)	(13,694)	233,168	62,827
Comprehensive Loss	$(825,465)	$(662,047)	$(1,740,219)	$(1,161,580)
Loss per Common Share:
Basic and Diluted loss per Common Share	$(0.005)	$(0.007)	$(0.016)	$(0.013)
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	134,259,353	98,720,647	122,500,433	92,065,904

Table of Contents	2

EVENT CARDIO GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THE NINE MONTHS ENDED MAY 31, 2016 and MAY 31, 2015

(Unaudited)

	2016	2015
Cash Flows from Operating Activities
Net loss	$(1,973,387)	$(1,224,407)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of prepaid expenses	729,379	212,579
Warrants issued for research and development - related party	78,996	—
Depreciation of property and equipment	904	1,016
Amortization of financing costs	103,859	22,741
Stock based compensation	34,746	113,125
Income from investment in Medpac Asia Pacific Unit Trust	(6,332)	—
Changes in assets and liabilities:
Prepaid expenses	(31,083)	(141,099)
Accounts payable	(78,074)	217,925
Net cash used in operating activities	(1,140,992)	(798,120)

Cash Flows from Investing Activities
Deposit on equipment purchase	(100,000)	—
Purchase of property and equipment	—	(150,000)
Net cash used in investing activities	(100,000)	(150,000)

Cash Flows from Financing Activities
Repayments of due to related parties	(14,577)	(27,566)
Advances from related parties	—	14,434
Proceeds from notes payable - related parties	76,886	195,822
Proceeds from convertible notes payable	—	500,000
Proceeds from issuance of common shares	982,581	197,000
Proceeds received for equity instruments to be issued	16,451	—
Net cash provided by financing activities	1,061,341	879,690
Effect of exchange rate on cash	218,472	16,430
Increase (Decrease) in Cash	38,821	(52,000)
Cash, beginning of period	32,427	86,617
Cash, end of period	$71,248	$34,617

Table of Contents	3

EVENT CARDIO GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) FOR THE NINE MONTHS ENDED MAY 31, 2016 and MAY 31, 2015 (Unaudited)
	2016	2015
Non-Cash Supplemental Cash Flow Information:
Issuance of common shares and common share purchase warrants for services recorded as prepaid expenses	$367,552	$—
Issuance of common shares for investment in Medpac Asia Pacific Unit Trust	$200,000	$—
Issuance of convertible note payable - related party for notes payable - related parties, accrued interest and financing costs	$671,351	$—
Issuance of common share purchase warrants for financing costs	$59,247	$—

Table of Contents	4

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2016 and August 31, 2015

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

On September 8, 2014, the Company entered into a share exchange agreement with Event Cardio Canada Inc.'s (formerly known as 2340960 Ontario Inc.) shareholders whereby the Company acquired all of the issued and outstanding common shares of Event Cardio Canada Inc. (formerly known as 2340960 Ontario Inc.) in exchange for 79,500,000 common shares of the Company. Upon completion of this transaction, the shareholders of Event Cardio Canada Inc. (formerly known as 2340960 Ontario Inc.) held approximately 93.6% of voting control of the Company. This transaction, has been accounted for as a reverse merger with Event Cardio Canada Inc. (formerly known as 2340960 Ontario Inc.) being the accounting acquirer and the Company being the acquiree. In connection with this transaction, the Company changed its fiscal year end from September 30th to August 31st.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenue since inception, has incurred losses, and has an accumulated deficit of $4,953,974 as of May 31, 2016. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern.

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

Basis of Presentation

These financial statements include the accounts of the Company and its wholly owned subsidiaries Event Cardio Canada Inc. (formerly known as 2340960 Ontario Inc.) and EFIL Sub of ECG Inc. All inter-company accounts and transactions have been eliminated.

Table of Contents	5

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2016 and August 31, 2015

1. OVERVIEW (Continued)

Basis of Presentation (Continued)

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of  May 31, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three months and nine months ended May 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the form 10-K filed with the SEC on December 14, 2015.

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

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had no assets or liabilities required to be recorded at fair value on a recurring basis as of May 31, 2016 or August 31, 2015.

Table of Contents	6

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2016 and August 31, 2015

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements (Continued)

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

Share Based Compensation

The Company applies ASC 718 Share-Based Compensation and ASC 505 Equity to account for service provider share-based payments. In accordance with ASC 718 and ASC 505, the Company determines whether a share based payment should be classified and accounted for as a liability award or equity award. All grants of share-based payments to service providers are classified as equity awards and are recognized in the financial statements over the period in which the services are received based on the fair value determined as of the measurement date. Included in prepaid expenses on the accompanying balance sheet at May 31, 2016 and August 31, 2015 is the unamortized portion of share based payments for services to be rendered of $553,396 and $791,962 respectively.

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

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2016 and August 31, 2015

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Translation adjustments resulting from the process of translating the functional currency of Canadian dollar Canadian operation's financial statements into the reporting currency of U.S. dollar financial statements are included in determining comprehensive income. As of May 31, 2016 and August 31, 2015, the cumulative translation adjustment of $336,600 and $103,432 respectively was classified as accumulated other comprehensive income in the stockholders' deficit section of the balance sheet. For the periods ended May 31, 2016 and May 31, 2015, the foreign currency translation adjustment to accumulated other comprehensive income was $233,168 and $62,827 respectively.

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

May 31, 2016 and August 31, 2015

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

 The Company accounts for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: To record when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the noted transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

3. INVESTMENT IN MEDPAC ASIA PACIFIC UNIT TRUST

The Company, in exchange for 4,000,000 common shares, valued at $200,000, acquired, on December 16, 2015, 200,000 trust units of Medpac Asia Pacific Unit Trust ("the entity") representing approximately 32.86% of the entity's voting units and thus has significant influence over the entity. As such, it is accounted for using the equity method. The company's proportionate share of the entity's income is adjusted for any inter-entity transactions between the company and the entity, which in this case would be interest on the convertible note payable described in Note 5.

Table of Contents	9

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2016 and August 31, 2015

4. DUE TO RELATED PARTIES

The amounts due to related parties are non-interest bearing, with no fixed terms of repayment, are payable on demand and are unsecured. As of May 31, 2016 and August 31, 2015, the amounts of due to related parties are $41,708 and $55,864 respectively.

5. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

The company offered, pursuant to a Regulation S Subscription Agreement and Investment Representation dated February 3, 2015, up to $2,000,000 of 8% convertible notes with interest payable annually on January 31st. The holder upon written notice to the company may elect to have accrued but unpaid interest added to the principal amount of the note in lieu of payment of interest. The principal amount of the note is payable on January 31, 2018. The note, or any part thereof and any unpaid interest is convertible into common shares of the company at any time at the option of the holder at a conversion price of $0.15 per common share. The note may be prepaid at any time in full by the company upon ten days notice to the holder. As at May 31, 2016, $525,000 of the convertible notes payable have been issued as follows.

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

EVENT CARDIO GROUP INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2016 and August 31, 2015

5. CONVERTIBLE NOTES PAYABLE - RELATED PARTIES (Continued)

As at May 31, 2016 and August 31, 2015, the Company has a convertible promissory note outstanding to 2399371 Ontario Inc., a company owned by an affiliate, for $960,300 Canadian ($733,053 US$) and $nil Canadian ($nil US$), respectively. The note bears interest at 12% per annum with principal and interest both payable on the maturity date of January 31, 2018. The principal amount of the note together with any accrued interest is convertible into shares of the common stock of the Company at a conversion price of $0.0873 Canadian. The note is secured by the common shares of Event Cardio Canada Inc. (formerly 2340960 Ontario Inc.) and a lien on all of the company's assets.

This note was issued on February 10, 2016, in satisfaction of the following other notes payable - related parties, accrued interest and financing fees: a promissory note to 2399371 Ontario Inc., a company owned by an affiliate, for $583,000 Canadian ($419,424 US$) plus accrued interest on such note of $110,770 Canadian ($79,691 US$); a promissory note to 2399371 Ontario Inc., a company owned by an affiliate, for $64,500 Canadian ($48,496 US$) plus accrued interest on such note of $4,515 Canadian ($3,339 US$); a promissory note to 2399371 Ontario Inc., a company owned by an affiliate, for $91,499 Canadian ($65,827 US$), which was issued December 18, 2015 in satisfaction of a promissory note to 9058583 Canada Inc., a company owned by an affiliate, plus accrued interest on such note of $2,346 Canadian ($1,735 US$); a promissory note to 2399371 Ontario Inc., a company owned by an affiliate, for $75,000 Canadian issued December 18, 2015 ($54,030 US$) plus accrued interest on such note of $1,923 Canadian ($1,422 US$); plus financing fees of $26,746 Canadian ($19,242 US$). Commitments to issue 600,000 common shares valued at $43,200 and 600,000 common share purchase warrants valued at $42,750 related to the above extinguished notes payable - related parties have been cancelled.

Accrued interest on convertible notes payable - related parties as at May 31, 2016 and August 31, 2015 was $67,492 and $14,000 respectively and is included in accounts payable.

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

May 31, 2016 and August 31, 2015

6. STOCKHOLDERS' DEFICIT (Continued)

Common Shares and Common Share Purchase Warrant Issuance (Continued)

On March 8, 2016, the Company issued 16,901,400 common shares in exchange for proceeds of $1,127,009.

On March 24, 2016, the Company cancelled 1,412,619 common shares and 10,000,000 preferred shares owned the company's subsidiary Event Cardio Canada Inc. (formerly known as 2340960 Ontario Inc.) with a par value of $1,413 and $10,000 both added to additional paid up capital for a total of $11,413.

On April 6, 2016, the Company issued 250,000 common shares in exchange for a service agreement for a fair value of $7,000.

On April 26, 2016, the Company issued 701,754 common shares in satisfaction of an obligation related to a license agreement as described in Note 8.

Common Share Purchase Warrants

On February 12, 2016, the Company issued 13,750,000 common share purchase warrants for research and development, compensation and consulting services with a fair value of $271,176.

As of May 31, 2016 there are 30,050,000 common share purchase warrants issued and outstanding. 2,200,000 common share purchase warrants allow the holder to purchase 1 common share of the company at an exercise price of $0.10 per warrant up to the expiration date of August 27, 2019. 4,100,000 common share purchase warrants allow the holder to purchase 1 common share of the company at an exercise price of $0.10 per warrant up to the expiration date of September 28, 2019. 2,000,000 common share purchase warrants allow the holder to purchase 1 share of the company at an exercise price of $0.03 per warrant up to the expiration date of February 28, 2019. 11,750,000 common share purchase warrants allow the holder to purchase 1 share of the company at an exercise price of $0.01 per warrant up to the expiration date of February 28, 2019. 10,000,000 common share purchase warrants allow the holder to purchase 1 share of the company at an excise price of $0.15 per warrant up to the expiration date of February 28, 2019.

Equity Instruments to be Issued

The company has received $56,451 related to subscriptions for 1,050,000 common shares to be issued in the future.

Table of Contents	12

EVENT CARDIO GROUP INC.

Notes to Financial Statements

May 31, 2016 and August 31, 2015

6. STOCKHOLDERS' DEFICIT (Continued)

Equity Incentive Plan

The Company has created the Event Cardio Group Inc. 2015 Equity Incentive Plan ("equity incentive plan") which allows for the granting of incentive stock options to employees of the company, a parent or a subsidiary and the granting of awards other than incentive stock options to employees, directors and consultants. The maximum number of common shares which may be issued pursuant to the equity incentive plan at May 31, 2016 is 10,000,000. 500,000 incentive stock options have been granted as of May 31, 2016 under this plan to a consultant. A total of 2,750,000 common shares have been issued as of May 31, 2016 under this plan to a consultant.

Stock Options

As of May 31, 2016 there are 500,000 stock options outstanding, allowing the holder to purchase one share of the common stock of the company company per option, at an exercise price of $0.15 per option up to the expiration date of December 31, 2019.

7. RELATED PARTIES

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

For the nine months ended May 31, 2016 and May 31, 2015 $640,332 and $323,778 respectively, have been incurred related to this agreement and have been expensed in research and development expense.

See Note 5 regarding convertible notes payable - related parties.

The company is party to an employment agreement running from February 1, 2016 to January 31, 2018 with the CEO for $100,000 per year up to January 31, 2017, at which time the board will determine the annual salary for the second year. In addition, the CEO will be entitled to receive a bonus of $225,000 when the company achieves profitable operations. If the company is sold before the bonus has been paid in full, the CEO will be paid such amount out of the proceeds of the sale or cash on hand in the event of a stock sale. This employment agreement supercedes and replaces all obligations of the company under a previous employment agreement, dated August 27, 2015, with the CEO, whereby the CEO was to have earned a salary of $225,000 per year up to August 31, 2018 and was to have been paid $125,000 for past services. For the nine months ended May 31, 2016 and May 31, 2015, $32,333 and $nil respectively, have been expensed related to compensation to the CEO and included in general and administrative expense.

Table of Contents	13

EVENT CARDIO GROUP INC.

Notes to Financial Statements

May 31, 2016 and August 31, 2015

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

As part of entering into the License Agreement, the Company has made prepayments of the royalties commitment noted above and such are included in prepaid expenses on the accompanying balance sheet at May 31, 2016. For the nine months ended May 31, 2016, and May 31, 2015 $116,667 and $nil respectively of the above noted prepayment has been expensed.

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

Table of Contents	14

EVENT CARDIO GROUP INC.

Notes to Financial Statements

May 31, 2016 and August 31, 2015

10. SUBSEQUENT EVENTS

Subscription Agreements

On June 15, 2016, the Company sold 10,000,000 shares of common stock and warrants to purchase 5,000,000 shares of common stock for a purchase price of $1,000,000. The warrants may be exercised any time prior to May 26, 2019 at an initial exercise price of $0.25 per share.

On June 16, 2016, the Company sold 2,500,000 shares of common stock and warrants to purchase 833,333 shares of common stock for a purchase price of $375,000. The warrants may be exercised any time prior to December 31, 2018 at an initial exercise price of $0.25 per share.

Share Purchase and Option Agreement

On June 16, 2016, the Company, entered into and consummated the transactions contemplated by a share purchase and option agreement with an affiliate and a shareholder. Pursuant to the agreement, the affiliate agreed to relinquish all rights under a license granted by the company in 2014 to market and distribute the Company's wireless cardiac monitoring device in Canada, including the right to exclusively market and distribute within the province of Ontario; the shareholder agreed to the repayment of the due to related party amount noted on the balance sheet at May 31, 2016 of $41,708 and the affiliate and the shareholder agreed to the release of all claims against the company. Further in pursuant to the agreement, the Company agreed to re-purchase for cancellation 20,000,000 shares of the company's common stock from a shareholder. Further in pursuant to the agreement, the company agreed to purchase 375 common shares of an affiliated entity 2419596 Ontario Inc., representing 37.5% of the ownership of that company. In addition the shareholder granted the company the option to purchase all, but not less than all of its remaining 9,812,500 shares of the Company's common stock owned for a price of $500,000 US exercisable at any time by the company prior to May 6, 2018. In exchange for all of the rights acquired and releases noted above, the company paid $1,024,949 Canadian (approximately $850,000 US), to be allocated as follows: $36,889 Cdn and the Cdn equivalent on $13,548 US in consideration of the due to related party amount of $41,708 US noted on the balance sheet at May 31, 2016; $37.50 Cdn in respect of the 375 common shares of 2419596 Ontario Inc. purchased, with the remainder being in respect of the 20,000,000 common shares of the company being repurchased for cancellation.

Table of Contents	15

EVENT CARDIO GROUP INC.

Notes to Financial Statements

May 31, 2016 and August 31, 2015

10. SUBSEQUENT EVENTS (CONTINUED)

Share Purchase Agreements

On June 24, 2016, the company entered into, and consummated a share exchange agreement with two shareholders who are the shareholders of 100% of the capital stock of 2375757 Ontario Inc. Pursuant to this agreement, the company has acquired all of the outstanding shares of 2375757 Ontario Inc. for 2,812,500 shares of the company's common stock. 2375757 Ontario Inc. had previously acquired from the company's CEO's rights granted to him by the company in 2014 to market and distribute the company's wireless cardiac monitoring device in Canada. This transaction coupled with the share purchase and option agreement noted above now returns 100% of the rights to market and distribute the company's wireless cardiac monitoring device in Canada to the company.

On June 30, 2016, the company entered into a stock purchase agreement, which closed July 8, 2016, to acquire 100% of the outstanding shares of Ambumed, Inc. and 100% of the membership interests in Capital Cardiac, LLC for consideration of $1,200,000 payable $600,000 upon closing and $600,000 payable on the first anniversary of closing, together with 2,000,000 restricted shares of the company's common stock, of which 500,000 shares will be deposited in escrow to satisfy the indemnification obligations of the former shareholders of Ambumed. The number of shares issued to the former shareholders of Ambumed is subject to adjustment if the market price of the common stock for the ten trading days preceding August 1, 2017 is less than $0.25 per share, the company will pay to one of the former shareholders of Ambumed, Inc. an amount equal to the product of (i) 1,000,000 and (ii) the excess of $0.25 over the market price. At the option of the company, it may pay any deficiency by the delivery of the number of shares times the market price equal to the amount due. As additional consideration, any and all automobiles of Ambumed, Inc. shall be transferred to a former shareholder of Ambumed, Inc. In addition, immediately prior to closing, Ambumed, Inc. shall distribute to its former shareholders, all cash and cash equivalents held by Ambumed, Inc.

Table of Contents	16

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

OVERVIEW

Event Cardio Group Inc. was organized in October 26, 2005 and has had no operations since December, 2008. On June 9, 2014 the predecessor of Event Cardio Group Inc. (collectively with its subsidiaries, “ECGI”, “we”, “our” or the “Company”) experienced a change of control as a result of a transaction (the “Transaction”) in which 1,412,619 shares of our common stock, par value $0.001 and 10,000,000 shares of our preferred stock, par value $0.001, constituting approximately 97% of the cumulative voting power of our capital stock on that date, was acquired by Mr. John Bentivoglio, who is now our sole director and chief executive officer, as nominee for 2340960 Ontario Inc., a private company organized in Ontario, Canada, which we hereinafter refer to as “ECG”. On November 14, 2014, we consummated a share exchange agreement (the “Exchange Agreement”), pursuant to which we acquired all of the issued and outstanding capital stock of ECG from ECG’s stockholders, The Nick Bozza Family Trust, The John Bentivoglio Family Trust and The Sgro (2010) Family Trust. In exchange for all of the outstanding capital stock of ECG, we issued to ECG’s stockholders an aggregate of 79,500,000 shares of our Common Stock (the “Share Exchange”) which constituted in excess of 90% of the cumulative voting power of our common stock on the date the share exchange was consummated. As a result of the consummation of the Share Exchange, ECG became our wholly owned subsidiary.

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

Table of Contents	17

GENERAL

Our primary sources of funding to date have been capital contributions by our stockholders and cash provided by borrowings from affiliates and third parties. The Company’s primary uses of funds have been for capital expenditures, general and administrative expenses and research and development expenditures related to its NowCardio™ heart monitoring system and, subsequent to May 31, 2016, the acquisition of Ambumed, Inc. and the completion of a transaction with Nicholas Bozza and certain of his affiliates, as more fully described below.

We received notice on June 28, 2016, that NowCardio™, our noninvasive continuous heart monitoring device, has been approved for sale in Canada as a Class 2 Medical Device. We are in the process of completing our 510(k) application which should be submitted to the United States Food and Drug Administration (FDA) within thirty days.

On June 16, 2016, we consummated transactions with Nick Bozza, individually and as nominee of the Nick Bozza Family Trust (collectively, “Mr. Bozza”), pursuant to which Mr. Bozza relinquished his rights under a license granted by the Company in 2014 to market and distribute the Company’s wireless cardiac monitoring device in Canada, exclusively within the Province of Ontario, and to the repayment of certain indebtedness owed to him by the Company and its affiliated entities. In addition, Mr. Bozza sold to the Company 20,000,000 shares of the Company’s common stock, together with shares of the affiliated entities. In addition, Mr. Bozza granted the Company an option to purchase the remaining 9,812,500 shares of the Company’s common stock owned by him for a purchase price of US$500,000 at any time prior to May 6, 2018. For all the rights acquired, the Company paid Mr. Bozza CAD $1,025,000, or approximately US $850,000.

On June 24, 2016, we consummated an agreement with the John Bentivoglio Family Trust and the Frank Sgro Family (2010) Trust, the shareholders of 2375757 Ontario Inc., pursuant to which we acquired all of the outstanding shares of 2375757 Ontario Inc. for a total of 2,812,500 shares of the Company’s common stock. 2375757 Ontario Inc. had previously acquired from Mr. Bentivoglio, rights granted to him by the Company in 2014 to market and distribute the Company’s wireless cardiac monitoring device in Canada. Coupled with the acquisition of the rights granted to Mr. Bozza, the Company has re-acquired all of the rights to market and distribute the Company’s wireless cardiac monitoring device in Canada

On July 8, 2016, we acquired all of the outstanding shares of Ambumed, Inc., which does business under the name National Cardiac Monitoring Center (“NCMC”). NCMC provides electrocardiography support services designed specifically for physicians, hospitals, scanning services and home health care agencies, including a 24-hour/day ECG monitoring center. NCMC's facilities will be used to continuously receive and interpret the data collected by our NowCardio™ monitors once they are in commercial use in the United States.

RESULTS OF OPERATIONS

We have been in the developmental stage since inception. Since inception, our efforts have been principally devoted to designing and developing a wireless cordless cardio monitor. From inception to May 31, 2016, we have sustained losses and have an accumulated deficit of $4,953,974.

Our loss from operations for the nine months ended May 31, 2016 was $1,788,429 compared to a loss from operations of $1,138,232 for the nine months ended May 31, 2015. General and administrative expenses were $1,032,018 for the nine months ended May 31, 2016, compared to $681,473 for the nine months ended May 31, 2015. This increase is predominately due to increased expenses related to efforts to commence our operations, including the accrual of salary due our President, expenditures related to our efforts to raise funds and introduce our products to prospective distributors and licensees, and obtain regulatory approval from Health Canada.

Table of Contents	18

We incurred research and development expenses of $756,411 during the nine months ended May 31, 2016, compared to $456,759 of research and development expenses incurred during the nine months ended May 31, 2015. All research and development expenses incurred during the nine months ended May 31, 2016, related to the continued development of our NowCardio™ monitoring device and related software. The expenses incurred in the nine months ended May 31, 2015, were predominately spent on the development of NowCardio™ with a smaller portion spent on the BreastCare device. We have suspended devoting significant amounts to the development of the BreastCare device as we focus our efforts on bringing the heart monitoring device to market.

Total comprehensive loss for the nine months ended May 31, 2016 was $1,740,219 as compared to $1,161,580 for the nine months ended May 31, 2015. The increase in our loss primarily resulted from the increase in general and administrative expenses and research and development expenses described above and from an increase of approximately $98,783 in our interest and loan cost amortization expenses, which, on a combined basis increased to $184,958 from for the nine months ended May 31, 2016 from $86,175 for the nine months ended May 31, 2015.

Our loss from operations for the three months ended May 31, 2016, was $644,590, an increase of $24,929 from our loss of $619,661 from operations in the three months ended May 31, 2015. This increase in our loss results primarily from the increase of approximately $170,607 in the amounts paid to Contex Engineering for the development of NowCardio and work related to our application to Health Canada partially offset by a reduction in our general and administrative expenses which decreased by approximately $101,536 in the year over year period. Given our acquisition of NCMC, and the need to increase our personnel as we begin to distribute NowCardio and provide monitoring services, it is likely that our general and administrative expenses will increase as funds become available. We anticipate that even if additional funds become available to us and despite the acquisition of NCMC, we will continue to incur significant losses for the immediate future as we seek to obtain the necessary approvals to bring Now Cardio to the market and used to capture market share.

Total comprehensive loss for the three months ended May 31, 2016 was $825,465 as compared to $662,047 for three months ended May 31, 2015. The increase in our comprehensive loss year over year reflects an increase in our foreign translation adjustment to $138,619 for the three months ended May 31, 2016, as compared to an adjustment of $13,694 for the earlier three month period. The significant increase in this adjustment reflects the fact that the Canadian Dollar has lost value relative to the US dollar.

LIQUIDITY AND CAPITAL RESOURCES

Periods ended May 31, 2016 and August 31, 2015.

As of May 31, 2016, our total assets were $1,248,616, total liabilities were $1,725,419 and stockholders’ equity was a deficit of $476,803 compared to a deficit of $478,508 as of August 31, 2015. Current assets at May 31, 2016 were $458,630 consisting of cash of $71,248 and prepaid expenses of $387,382. In comparison, current assets at August 31, 2015 were $706,963. The relative stability in our stockholders deficit at May 31, 2016, as compared to August 31, 2015, reflects the fact that the amount we derived from sales of stock and warrants during the first nine months of this year, slightly, together with the value of shares issued for services and in satisfaction of contractual obligations, approximated our comprehensive loss during this period. Specifically, during the nine months ended May 31, 2016, we sold 21,001,400 shares and 14,100,000 options for gross proceeds of $1,332,009, of which $324,427 was received after May 31, 2016. In addition, we issued 3,076,754 shares and 13,750,000 options for services and in satisfaction of various obligations which were valued at a total of $503,176, and cancelled 2,162,619 common shares and 10,000,000 preferred shares which reduced our capital by an aggregate of $36,156. We anticipate that we will seek to issue additional shares of our capital stock from time to time in order to fund the introduction of NowCardio to the Canadian market and, upon obtaining the required approvals, the markets in other countries. Such sales, if consummated, will result in dilution to our current shareholders and may not be at prices advantageous to us.

Table of Contents	19

As of May 31, 2016, our total liabilities of $1,725,419 principally consisted of convertible notes in the amount of $1,258,053 due to related parties, including Medpac, and accounts payable of $425,658, and debts to related parties of $41,708, all of which were current liabilities other than the convertible notes. In comparison, our liabilities as of August 31, 2015 were $1,729,201, principally consisting of loans from related parties in the amount of $549,502, a convertible note held by Medpac in the amount of $525,000 and accounts payable of $598,835, and debts to related parties of $55,864 all of which were current liabilities other than the convertible note.

The net cash used in our operating activities in the nine months ended May 31, 2016 was $1,140,992, an increase from the amount of cash used in the first nine months of the prior year. The increase in our use of cash reflects the expenditure of the amounts received during the period for common stock and warrants as we continued our efforts to develop our business.

Net cash used in investment activities in the nine months ended May 31, 2016 was $100,000 as compared to $150,000 invested in property and equipment in the first nine months of 2015. The investment made in the nine months ended May 31, 2016, was $100,000 deposited towards the construction of the manufacturing line to produce the BreastCare™ device. This project has been suspended pending the resolution of the dispute with Life Medical. Net cash from financing activities in the nine months ended May 31, 2016 was $999,032, representing net proceeds of $1,023,033 from the issuance and agreement to issue equity securities and $76,886 loaned by a related party partially offset by a payment to a related party in the amount of $14,577.

ECG has been in the developmental stage since inception. Since inception, ECG’s efforts have been principally devoted to designing and developing a wireless cordless cardio monitor. From inception to May 31, 2016, the Company has sustained losses and has an accumulated deficit of $4,953,974. The Company has funded its activities to date primarily through contributions from its stockholders, loans from affiliates and the issuance of a convertible promissory note to a group in Australia.

The Company’s cash was effectively exhausted as of May 31,2016. Subsequent to such date we have consummated sales of stock and options from which we have derived gross proceeds of $1,825,000. Of such amount, $600,000 was used to complete the acquisition of NCMC on July 8, 2016, and $850,000 was used to consummate the transactions with Nicholas Bozza described above.

On April 27, 2015, ECG issued its 8% convertible notes due January 31, 2018 in the total principal amount of $525,000 to Medpac Asia Pacific Pty Ltd. (“Medpac”). The notes are convertible into shares of ECG common stock at an initial conversion price of $0.15 per share. ECG may prepay the notes at any time; however, if the volume weighted average price of ECG’s common stock for the ten trading days preceding the prepayment date is less than $0.15 per share, then Medpac is entitled to receive a number of warrants sufficient to purchase up to 1% of the then outstanding number of shares of ECG common stock as to $500,000 principal amount of the notes and as to 0.0005% of the outstanding shares as to the remaining $25,000 principal amount of the notes. The warrants, when issued, would be exercisable for a period of three years at an exercise price of $0.15 per share, but may be exercised on a cashless basis. At the time of the issuance of such notes we entered into an agreement with Medpac wherein we agreed to enter into license agreements for the distribution of our cardiac monitoring device and BreastCare™. We have agreed to issue to Medpac 639,333 shares of common stock in satisfaction of accrued interest in the amount of $31,966 which was payable on January 31, 2016. This represents a per share price of 5 cents despite the fact that our common shares were trading in the range of 3 cents in late January.

We are required to pay Life Medical royalties of 5% on net sales, as defined in the License Agreement related to BreastCare™, and minimum annual royalties of $100,000 in 2015 and $200,000 each year thereafter. In addition, we entered into release agreements (the “Releases”) with certain creditors (the “Life Medical Creditors”) of Life Medical which held judgments against Life Medical in the aggregate amount of approximately $501,000. Pursuant to the Release Agreements, we paid the Life Medical Creditors an aggregate of $501,000, of which $125,000 was paid in cash and the balance was satisfied by the issuance of shares of our common stock valued at $376,064, with the number of shares of common stock to be determined by dividing 376,064 by the volume weighted average price (“VWAP”) of our common stock for the five (5) consecutive trading days ending on the day before the 15th calendar day after consummation of the Share Exchange. In April we issued this individual an additional 701,754 shares of our common stock in satisfaction of our obligation. We are currently in dispute with Life Medical as to our obligations to make certain payments aggregating approximately $770,000 as a result of the alleged failure to make sufficient payments in connection with the sale of BreastCare™ in certain territories where we had engaged a sub-licensee. Pending the resolution of this dispute and commercialization of our Now Cardio device, it is not likely that we will utilize any significant funds to complete the manufacturing line necessary to manufacture BreastCare™. If the funds to complete the manufacturing line were available, we would nevertheless seek to resolve our differences with Life Medical before moving forward with the manufacturing line.

Table of Contents	20

We do not have substantial commitments for capital expenditures. We have received clearance from HealthCare Canada with respect to our Now Cardio device. Nevertheless, we will need significant funds to arrange for the development of facilities to manufacture our Now Cardio device or arrangements for both of our products and the working capital to support distribution efforts when our products are ready for sale. If we fail to arrange for such financing in the future, we will not be able to execute our business plan. We may not be able to obtain financing in sufficient amounts or on acceptable terms when needed, which will adversely affect our prospects. We will need to raise the financing necessary to meet our anticipated cash requirements for the foreseeable future.

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

Table of Contents	21

b) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter ended May 31, 2016, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various legal proceedings in the ordinary course of business. We do not believe that any settlement or judgment regarding current or potential future legal proceedings will have a material effect on our financial position.

On July 14, 2016, Life Medical filed an order to show cause asking the court, among other things, to prevent us from paying $600,000 to Ambumed Inc. or from making payments to any other party until our dispute with Life Medical is resolved; ordering us to surrender its property related to BreastCare DTS, including any improvements made by Ceres Technologies, and that Life Medical be permitted to work with Ceres Technologies; and ordering us to post a bond in the amount of $2,500,000 to ensure that we will have sufficient funds to pay Life Medical if it is successful in its counterclaims against us. We are currently evaluating the basis for this request and believe that it is without merit. We note, in particular, that the acquisition of Ambumed was closed on July 8, prior to the date the order to show cause was filed.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K for fiscal year ended August 31, 2015 filed on December 14, 2015, which are incorporated by reference into this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

During the quarter ended May 31, 2016, we issued the following unregistered equity securities not previously disclosed in our reports filed under the Exchange Act:

On April 6, 2016, we issued 250,000 shares of common stock to Brad Foley in exchange for a service agreement for a fair value of $7,000, based on the market price of $0.028 per share as of the measurement date.

On April 26, 2015, we issued 421,052 shares of common stock to Herzog & Freed Capital Management and 280,702 shares of common stock to Joseph Martin Carasso, Esq. in satisfaction of an obligation related to a license agreement for a fair value of $40,000, based on the market price of $0.057 per share as of the measurement date.

The securities issued in the foregoing transactions were exempt from registration under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The Company placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale. No general advertising or solicitation was used in selling the securities. No commissions or underwriting fees were paid to any placement agents in connection with the sale or issuances of the securities

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

Table of Contents	22

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits	Description
31.1	Certification pursuant to Rule 13a-14(A) under the Exchange Act
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Event Cardio Group Inc.

Dated: July 15 , 2016	By:	/s/ John Bentivoglio
	Name: Title:	John Bentivoglio Chief Executive Officer

Table of Contents	23